Form 10-Q
period 2012-12-31
Westbury Bancorp, Inc.
filed 2013-03-27
CIK 1553326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 333-184594

Westbury Bancorp, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland	46-1834307
(State or Other Jurisdiction of Incorporation)	(I.R.S Employer Identification Number)

200 South Main Street, West Bend, Wisconsin	53095
(Address of Principal Executive Officers)	(Zip Code)

(262) 334-5563

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

There were 100 shares of Common Stock, par value $.01 per share, outstanding as of March 26, 2013.

WESTBURY BANCORP, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

Westbury Bancorp, Inc., a Maryland corporation, was formed on August 10, 2012 to serve as the stock holding company for Westbury Bank as part of the mutual-to-stock conversion of WBSB Bancorp, MHC, the federally chartered mutual holding company of Westbury Bank. As of December 31, 2012, the conversion had not been completed, and, as of that date, Westbury Bancorp, Inc. had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of WBSB Bancorp, MHC on a consolidated basis is included in this Quarterly Report on Form 10-Q.

WBSB Bancorp, MHC and Subsidiary

Financial Report

December 31, 2012

PART I

ITEM 1.                                                FINANCIAL STATEMENTS

WBSB Bancorp, MHC and Subsidiary

Consolidated Balance Sheets

December 31, 2012 and September 30, 2012

(Unaudited)

(In Thousands)

	December 31,	September 30,
	2012	2012

Assets
Cash and due from banks	$28,422	$22,688
Interest-bearing deposits and short-term notes	20,632	10,453
Cash and cash equivalents	49,054	33,141

Securities available-for-sale	57,451	64,532
Loans held for sale, at lower of cost or market	2,217	3,022
Loans, net of allowance for loan losses of $5,968 and $6,690 at December 31 and September 30, respectively	367,757	375,899
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	1,912	2,728
Real estate held for investment	6,323	8,451
Office properties and equipment, net	12,878	13,290
Cash surrender value of life insurance	12,048	11,940
Mortgage servicing rights	1,764	1,893
Prepaid FDIC assessment	877	1,139
Deferred tax asset	3,763	3,974
Other assets	5,108	3,787

Total assets	$523,822	$526,466

Liabilities and Equity
Liabilities
Deposits	$469,103	$466,758
Notes payable	1,254	1,254
Advance payments by borrowers for property taxes and insurance	593	6,670
Other liabilities	5,515	4,920
Total liabilities	476,465	479,602

Equity
Retained earnings	46,528	45,687
Accumulated other comprehensive income	829	1,177
Total equity	47,357	46,864

Total liabilities and equity	$523,822	$526,466

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Operations

Three Months Ended December 31, 2012 and 2011

(Unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2012	2011

Interest and dividend income:
Loans	$4,695	$5,167
Investments - nontaxable	3	25
Investments - taxable	319	480
Interest bearing deposits and short term notes	19	38
Total interest and dividend income	5,036	5,710

Interest expense:
Deposits	600	1,002
Advances from the Federal Home Loan Bank	—	80
Notes payable	25	49
Advance payments by borrowers for property taxes and insurance	1	1
Total interest expense	626	1,132

Net interest income before provision for loan losses	4,410	4,578

Provision for loan losses	330	3,153

Net interest income after provision for loan losses	4,080	1,425

Noninterest income:
Service fees on deposit accounts	1,149	1,292
Gain on sales of loans, net	952	629
Servicing fee income, net of amortization and impairment	(128)	(658)
Insurance and securities sales commissions	223	200
Gain on sales of securities	219	74
Loss on sales of branches and other assets	(22)	(97)
Increase in cash surrender value of life insurance	108	107
Rental income from real estate operations	159	263
Other income	215	225
Total noninterest income	2,875	2,035

Noninterest expenses:
Salaries and employee benefits	2,106	3,568
Commissions	247	416
Occupancy	400	667
Furniture and equipment	347	338
Data processing	753	707
Advertising	79	99
Real estate held for investment	141	148
Net loss from operations and sale of foreclosed real estate	265	1,068
FDIC insurance premiums	270	259
Other expenses	1,082	693
Total noninterest expenses	5,690	7,963

Income (loss) before income tax expense (benefit)	1,265	(4,503)

Income tax expense (benefit)	424	(226)

Net income (loss)	$841	$(4,277)

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended December 31, 2012 and 2011

(Unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2012	2011

Net income (loss)	$841	$(4,277)
Other comprehensive income (loss), before tax:
Unrealized appreciation (depreciation) on available-for-sale securities net of taxes	(204)	(48)

Less: reclassification adjustment for realized gains included in net income, net of taxes	(144)	9

	(348)	(39)

	$493	$(4,316)

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2012 and 2011

(Unaudited)

(In Thousands)

	Three Months Ended
	December 31,
	2012	2011

Cash Flows From Operating Activities
Net income (loss)	$841	$(4,277)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	330	3,153
Depreciation and amortization	206	660
Net amortization of securities premiums and discounts	154	394
Amortization and impairment of mortgage servicing rights	302	830
Capitalization of mortgage servicing rights	(173)	(351)
Gain on sales of available-for-sale securities	(219)	(74)
Loss on sales of branches and other assets	22	97
(Gain) loss on sale of foreclosed real estate	(287)	243
Write-down of foreclosed real estate	80	(334)
Loans originated for sale	(47,635)	(45,075)
Proceeds from sale of loans	49,392	45,519
Gain on sale of loans, net	(952)	(629)
Deferred income taxes	435	(540)
Increase in cash surrender value of life insurance	(108)	(107)
Net change in:
Prepaid FDIC insurance assessment	262	249
Other assets	489	(689)
Other liabilities	(5,482)	(7,790)
Net cash used in operating activities	(2,343)	(8,721)

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(7,737)	(17,056)
Proceeds from sales of securities available-for-sale	10,303	5,261
Proceeds from maturities, prepayments, and calls of securities available-for-sale	4,008	8,916
Net decrease in loans	7,476	12,908
Proceeds from sales of office properties and equipment	526	1,631
Purchases of office properties and equipment	(24)	(349)
Proceeds from sales of foreclosed real estate	1,359	119
Net cash provided by investing activities	15,911	11,430

Cash Flows From Financing Activities
Net increase (decrease) in deposits	2,345	(20,896)
Repayment of advances from the Federal Home Loan Bank	—	(6,000)
Net change in notes payable	—	(37)
Net cash provided by (used in) financing activities	2,345	(26,933)

Net increase (decrease) in cash and cash equivalents	15,913	(24,224)

Cash and cash equivalents at beginning	33,141	45,721

Cash and cash equivalents at end	$49,054	$21,497

Supplemental Disclosures of Cash Flow Information Interest paid (including amounts credited to deposits)	$628	$1,165

Supplemental Schedules of Noncash Investing Activities Loans receivable transferred to foreclosed real estate	$336	$1,701

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 1.                                 Basis of Presentation

The accompanying unaudited consolidated financial statements of WBSB Bancorp, MHC and Subsidiary (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2012 and September 30, 2012 and the results of operations and cash flows for the interim periods ended December 31, 2012 and 2011.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto as of September 30, 2012 filed as part of Westbury Bancorp, Inc.’s Prospectus dated February 11, 2013, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2013.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 2.                                 Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$2,991	$18	$(1)	$3,008
U.S. Government agency residential mortgage-backed securities	22,989	639	—	23,628
U.S. Government agency collateralized mortgage obligations	6,960	85	(30)	7,015
Municipal securities	23,145	738	(83)	23,800

	$56,085	$1,480	$(114)	$57,451

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$2,994	$17	$(2)	$3,009
U.S. Government agency residential mortgage-backed securities	31,349	1,161	—	32,510
U.S. Government agency collateralized mortgage obligations	8,709	93	(57)	8,745
Municipal securities	19,542	790	(64)	20,268

	$62,594	$2,061	$(123)	$64,532

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 2.                                 Securities Available-for-Sale (Continued)

The amortized cost and fair value of securities available-for-sale, by contractual maturity at December 31, 2012 and September 30, 2012, are shown in the following tables.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	December 31, 2012
	Amortized Cost	Fair Value

Due in one year or less	$305	$308
Due after one year through five years	6,967	7,110
Due after five years through ten years	15,635	16,123
Due after ten years	3,229	3,267
U.S. Government agency collateralized mortgage obligations	6,960	7,015
U.S. Government agency residential mortgage-backed securities	22,989	23,628

	$56,085	$57,451

	September 30, 2012
	Amortized Cost	Fair Value

Due in one year or less	$308	$310
Due after one year through five years	4,624	4,737
Due after five years through ten years	14,987	15,548
Due after ten years	2,617	2,682
U.S. Government agency collateralized mortgage obligations	8,709	8,745
U.S. Government agency residential mortgage-backed securities	31,349	32,510

	$62,594	$64,532

Proceeds from sales of securities available-for-sale during the three months ended December 31, 2012 and 2011, were $10,303 and $5,261, respectively.  Gross realized gains, during the three months ended December 31, 2012 and 2011, on these sales amounted to $244 and $78, respectively.  Gross realized losses on these sales were $25 and $4, during the three months ended December 31, 2012 and 2011, respectively.

Securities with carrying values of $0 and $6,173 at December 31, 2012 and December 31, 2011, respectively, were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 2.                                 Securities Available-for-Sale (Continued)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency securities	$1,000	$(2)	$—	$—	$1,000	$(2)
U.S. Government agency collateralized mortgage obligations	976	(2)	689	(28)	1,665	(30)
Municipal securities	3,799	(77)	307	(6)	4,106	(83)

	$5,775	$(81)	$996	$(34)	$6,771	$(115)

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency securities	$998	$(2)	$—	$—	$998	$(2)
U.S. Government agency collateralized mortgage obligations	2,932	(57)	—	—	2,932	(57)
Municipal securities	2,100	(64)	—	—	2,100	(64)

	$6,030	$(123)	$—	$—	$6,030	$(123)

At September 30, 2012, the investment portfolio did not include any available-for-sale securities which had been in unrealized loss positions for greater than twelve months.  At December 31, 2012, the investment portfolio included two securities available-for-sale which had been in unrealized loss positions for twelve months or greater. Both securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  In addition, the Company does not intend to sell these investment securities for a period of time sufficient to allow for anticipated recovery.  The Company does not have any current requirement to sell its investment in the issuer prior to any anticipated recovery in fair value.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                Loans

A summary of the balances of loans follows:

	December 31, 2012	September 30, 2012

Real Estate:
Single Family	$145,409	$153,090
Multifamily	40,781	38,491
Commercial real estate	131,519	132,782
Construction and land development	9,080	8,975
Total Real Estate	326,789	333,338

Commercial Business	22,135	22,938

Consumer:
Home equity lines of credit	18,134	19,356
Education	5,666	5,709
Other	1,051	1,255
Total Consumer	24,851	26,320

Total Loans	373,775	382,596
Less:
Net Deferred Loan Fees	50	7
Allowance for Loan Losses	5,968	6,690

Net Loans	$367,757	$375,899

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and September 30, 2012:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
December 31, 2012	Current	Past Due	Past Due	or More	Total

Single family	$138,582	$2,261	$1,259	$3,307	$145,409
Multifamily	40,781	—	—	—	40,781
Commercial real estate	127,848	1,649	156	1,866	131,519
Construction and land development	8,833	247	—	—	9,080
Commercial business	22,016	74	—	45	22,135
Consumer and other:
Home equity lines of credit	17,356	542	14	222	18,134
Education	5,304	99	44	219	5,666
Other	1,039	10	1	1	1,051
	$361,759	$4,882	$1,474	$5,660	$373,775

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2012	Current	Past Due	Past Due	or More	Total

Single family	$147,197	$1,747	$1,112	$3,034	$153,090
Multifamily	38,491	—	—	—	38,491
Commercial real estate	130,237	—	169	2,376	132,782
Construction and land development	8,814	53	—	108	8,975
Commercial business	22,785	153	—	—	22,938
Consumer and other:
Home equity lines of credit	18,367	453	248	288	19,356
Education	5,449	61	85	114	5,709
Other	1,236	5	5	9	1,255
	$372,576	$2,472	$1,619	$5,929	$382,596

There were no loans past due ninety days or more still accruing interest as of December 31, 2012 and September 30, 2012.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012

Single family	$4,557	$4,610
Multifamily	2,735	2,789
Commercial real estate	1,905	2,376
Construction and land development	—	108
Commercial business	84	—
Consumer and other:
Home equity lines of credit	243	310
Education	263	199
Other	31	45
	$9,818	$10,437

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt and comply with various terms of their loan agreements.  The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends.  Generally, all sizeable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile.  Credits classified as watch and special mention generally receive a review more frequently than annually.

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass — A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.

Watch — A watch asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date.  Watch assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Special Mention — A special mention asset has characteristics of deterioration in quality exhibited by any number of well-defined weaknesses requiring significant corrective action.  The repayment ability of the borrower has not been validated, or has become marginal or weak and the loan may have exhibited some overdue payments or payment extensions and/or renewals.

Substandard — A substandard asset is an asset with a well-defined weakness that jeopardizes repayment in whole or in part, of the debt.  These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These assets are characterized by the distinct possibility that the Company will or has sustained some loss of principal and/or interest if the deficiencies are not corrected.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

Doubtful — A doubtful asset is an asset that has all the weaknesses inherent in the substandard classification with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  These credits have a high probability for loss, yet because certain important and reasonably specific pending factors may work toward the strengthening of the asset, its classification of loss is deferred until its more exact status can be determined.

Homogeneous loan types are assessed for credit quality based on the contractual aging status of the loan and payment activity.  In certain cases, based upon payment performance, the loan being related with another commercial type loan or for other reasons, a loan may be categorized into one of the risk categories noted above.  Such assessment is completed at the end of each reporting period.

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2012 and September 30, 2012:

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$7,906	$697	$124	$2,496	$––	$11,223
Multifamily	34,932	1,995	937	2,917	––	40,781
Commercial real estate	108,188	10,473	2,802	10,056	––	131,519
Construction and land development	7,936	74	—	1,070	––	9,080
Commercial business	19,593	1,027	322	1,193	––	22,135
Total	$178,555	$14,266	$4,185	$17,732	$––	$214,738

	Performing	Non-Performing	Total

Single family	$129,917	$4,269	$134,186
Consumer and other:
Home equity lines of credit	17,891	243	18,134
Education	5,403	263	5,666
Other	1,020	31	1,051
	$154,231	$4,806	$159,037

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$8,059	$536	$806	$2,629	$—	$12,030
Multifamily	29,948	5,208	—	3,335	—	38,491
Commercial real estate	114,755	5,246	1,795	10,986	—	132,782
Construction and land development	7,534	708	177	556	—	8,975
Commercial business	20,504	280	780	953	—	22,938
Total	$181,221	$11,978	$3,558	$18,459	$—	$215,216

	Performing	Non-Performing	Total
Single family	$137,936	$3,124	$141,060
Consumer and other:
Home equity lines of credit	19,046	310	19,356
Education	5,510	199	5,709
Other	1,210	45	1,255
	$163,702	$3,678	$167,380

The Company does not classify single family loans unless such loans are either related to an existing classified commercial or commercial real estate loan relationship, or have become more than 90 days delinquent and are not secured by private mortgage insurance.  As of December 31, 2012 and September 30, 2012, $2,496 and $2,629, respectively, of single family loans meeting these criteria are included in the Substandard risk category above.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended December 31, 2012 and December 31, 2011:

Three Months Ended			Commercial	Construction and		Consumer
December 31, 2012	Single Family	Multifamily	Real Estate	Land Development	Commercial	and Other	Total

Allowance for loan losses:

Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	760	(127)	(169)	54	(45)	(143)	330
Loans charged-off	(505)	—	(330)	(106)	(99)	(28)	(1,068)
Recoveries	—	—	2	—	13	1	16
Ending balance	$1,645	$585	$2,752	$241	$679	$66	$5,968

Period-ended amount allocated for:
Individually evaluated for impairment	$60	$182	$855	$—	$—	$—	$1,097
Collectively evaluated for impairment	1,585	403	1,897	241	679	66	4,871
Ending Balance	$1,645	$585	$2,752	$241	$679	$66	$5,968

Loans:
Individually evaluated for impairment	$4,238	$2,735	$7,139	$443	$—	$82	$14,637
Collectively evaluated for impairment	141,171	38,046	124,380	8,637	22,135	24,769	359,138
Ending Balance	$145,409	$40,781	$131,519	$9,080	$22,135	$24,851	$373,775

Three Months Ended			Commercial	Construction and		Consumer
December 31, 2011	Single Family	Multifamily	Real Estate	Land Development	Commercial	and Other	Total

Allowance for loan losses:

Beginning balance	$1,440	$1,009	$3,367	$251	$1,095	$50	$7,212
Provision for loan losses	339	955	927	—	796	136	3,153
Loans charged-off	(358)	(1,086)	(983)	—	(807)	(146)	(3,380)
Recoveries	16	40	70	—	5		131
Ending balance	$1,437	$918	$3,381	$251	$1,089	$40	$7,116

Period-ended amount allocated for:
Individually evaluated for impairment	$52	$522	$1,125	$—	$284	$—	$1,983
Collectively evaluated for impairment	1,385	396	2,256	251	805	40	5,133
Ending Balance	$1,437	$918	$3,381	$251	$1,089	$40	$7,116

Loans:
Individually evaluated for impairment	$4,275	$7,867	$7,159	$650	$812	$121	$20,884
Collectively evaluated for impairment	166,658	36,719	128,445	11,653	22,807	28,467	394,749
Ending Balance	$170,933	$44,586	$135,604	$12,303	$23,619	$28,588	$415,633

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three months ended December 31, 2012, and the three months ended December 31, 2011.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis for the periods presented.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2012	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$4,667	$3,791	$—	$3,659	$8
Multifamily	2,066	1,813	—	3,588	—
Commercial real estate	4,152	4,068	—	4,087	57
Construction and land development	443	443	—	547	6
Commercial business	—	—	—	193	—
Consumer and other	40	30	—	76	—
	—			—
With an allowance recorded:				—
Single family	504	499	60	624	6
Multifamily	978	922	182	674	—
Commercial real estate	4,074	3,071	855	2,788	19
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	1,527	—
Consumer and other	—	—	—	—	—
	$16,924	$14,637	$1,097	$17,763	$96

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
December 31, 2011	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$3,526	$3,526	$—	$2,137	$—
Multifamily	5,362	5,362	—	5,503	29
Commercial real estate	4,373	4,106	—	8,077	120
Construction and land development	650	650	—	144	—
Commercial business	444	386	—	2,445	7
Consumer and other	121	121	—	71	—

With an allowance recorded:
Single family	749	749	52	747	—
Commercial business	426	426	284	403	—
Multifamily	2,505	2,505	522	3,051	—
Construction and land development	—	—		691	—
Commercial real estate	3,053	3,053	1,125	1,904	—
Consumer and other	—	—	—	11	—
Total	$21,209	$20,884	$1,983	$25,184	$156

The following is a summary of troubled debt restructured loans (TDRs) at December 31, 2012 and September 30, 2012:

	December 31,	September 30,
	2012	2012

Troubled debt restructurings - accrual	$6,187	$6,302
Troubled debt restructurings - nonaccrual	1,419	1,289

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

The following table presents information related to loans modified in a TDR, by class, during the three months ended December 31, 2012 and the three months ended December 31, 2011:

Three Months Ended December 31, 2012
Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	1	$124	$—	$—
Multifamily	—	—	—	—
Commercial real estate	3	810	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	4	$934	$—	$—

Three Months Ended December 31, 2011
Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	10	$319	$—	$36
Multifamily	—	—	—	—
Commercial real estate	5	795	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	15	$1,114	$—	$36

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 3.                                 Loans (Continued)

The following table presents a summary of loans modified in a TDR during the three months ended December 31, 2012 and the three months ended December 31, 2011 by class and by type of modification:

	Principal and	Interest Rate Reduction		Reduced	Reduced
Three Months Ended	Interest to	To Below	To Interest	Amortization	Principal
December 31, 2012	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$124	$124
Multifamily	—	—	—	—	—	—	—
Commercial real estate	185	—	—	—	—	625	810
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$185	$—	$—	$—	$—	$749	$934

	Principal and	Interest Rate Reduction		Reduced	Reduced
Three Months Ended	Interest to	To Below	To Interest	Amortization	Principal
December 31, 2011	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$319	$—	$319
Multifamily	—	—	—	—	—	—	—
Commercial real estate	408	387	—	—	—	—	795
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$408	$387	$—	$—	$319	$—	$1,114

(1)   Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR loans that occurred during the three months ended December 31, 2012 and the three months ended December 31, 2011.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of December 31, 2012 and September 30, 2012, loans of approximately $5,825 and $5,781, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 4.                                 Deposits

The following table presents the composition of deposits as of:

	December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Noninterest bearing	$73,890	15.75%	$67,033	14.36%
Interest bearing	157,034	33.47%	153,824	32.96%
	230,924	49.22%	220,857	47.32%

Passbook and Statement Savings	112,234	23.93%	113,381	24.29%
Variable Rate Money Market Accounts	23,130	4.93%	23,595	5.05%
Certificate accounts	102,815	21.92%	108,925	23.34%

	$469,103	100.00%	$466,758	100.00%

Certificate accounts over $100,000 totaled $25,709 and $27,795 as of December 31, 2012 and September 30, 2012 respectively.

Note 5.                                 Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holdings companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2012 and September 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.

In connection with the challenging economic environment and the Bank’s elevated levels of non-performing assets, management instituted a business and capital plan to maintain the stability of the Bank.  This business and capital plan requires the Bank to maintain a Tier 1 (leverage) capital ratio of 8.00% and a total risk-based capital ratio of 12.00%.  The Bank did not achieve these capital targets at December 31, 2012 and September 30, 2012.  Management plans to meet the capital targets prescribed by the business and capital plan through the disposition of problem assets, reduction of non-interest expenses, retention of earnings and completion of a plan of conversion (see Note 8).

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 5.                                 Regulatory Capital (Continued)

On November 5, 2012, the Bank was notified by its primary regulator that it would be subject to higher minimum capital ratios as of December 31, 2012.  The higher minimum capital ratios are identical to the business and capital plan ratios noted above.  At December 31, 2012, the Bank was not in compliance with those ratios.

As of December 31, 2012 and September 30, 2012 the Bank was restricted from paying dividends to the Company without the prior consent of their primary regulator.  Regardless of formal regulatory restrictions, the Bank would not be allowed to pay dividends in amounts that would result in its capital levels being reduced below the minimum requirements to be adequately capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At December 31, 2012

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$45,208	11.79%	$30,672	8.00%	$38,340	10.00%
Tier 1 capital (to risk-weighted assets)	40,401	10.54%	15,336	4.00%	23,004	6.00%
Tier 1 capital (to adjusted total assets)	40,401	7.88%	20,512	4.00%	25,640	5.00%

At September 30, 2012

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital (to risk-weighted assets)	$44,148	11.46%	$30,830	8.00%	$38,538	10.00%
Tier 1 capital (to risk-weighted assets)	39,308	10.20%	15,415	4.00%	23,123	6.00%
Tier 1 capital (to adjusted total assets)	39,308	7.68%	20,480	4.00%	25,600	5.00%

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 5.                                 Regulatory Capital (Continued)

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of December 31, 2012 and September 30, 2012:

	December 31, 2012	September 30, 2012

Stockholders’ equity of the Bank	$47,865	$47,353
Less: Disallowed servicing assets	(176)	(189)
Unrealized gain on securities	(829)	(1,177)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(3,163)	(3,383)
Tier 1 and tangible capital	40,401	39,308
Plus: Allowable general valuation allowances	4,807	4,840
Risk-based capital	$45,208	$44,148

Note 6.                                 Commitments

Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following instruments were outstanding whose contract amounts represent credit risk:

	December 31,	September 30,
	2012	2012
Commitments to extend mortgage credit:
Fixed rate	$1,371	$812
Adjustable rate	1,148	118

Unused commercial loan and home equity lines of credit	$37,012	$36,553
Standby letters of credit	698	545
Commitment to sell loans	2,217	3,022

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The Company generally extends credit only on a secured basis.  Collateral obtained varies but consists primarily of single family residences.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 6.                                 Commitments (Continued)

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit may be uncollateralized and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2012 and September 30, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 7.                                 Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities available-for-sale:  The fair value of the Company’s securities available-for-sale is determined using Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for comparable instruments.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, treasury yield curves, trading levels, credit information and credit terms, among other factors. In certain cases where Level 1 or Level 2 are not available, securities are classified within Level 3 of the hierarchy.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 7.                                 Fair Value Measurements (Continued)

Derivatives:  The fair values of the Company’s embedded derivatives related to certain certificates of deposit are determined using inputs that are observable or that can be corroborated by observable market data (such as the S&P 500 Index and the 10-year U.S. Treasury rate) and, therefore, are classified within Level 2 of the valuation hierarchy.

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
		Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable
December 31, 2012	Total	(Level 1)	(Level 2)	Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$3,008	$—	$3,008	$—
U.S. Government agency residential mortgage-backed securities	23,628	—	23,628	—
U.S. Government agency collateralized mortgage obligations	7,015	—	7,015	—
Municipal securities	23,800	—	23,800	—
Total securities available-for-sale	$57,451	$—	$57,451	$—

Derivatives	$473	$—	$473	$—
Liabilities
Derivatives	$473	$—	$473	$—

		Fair Value Measurements
September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$3,009	$—	$3,009	$—
U.S. Government agency residential mortgage-backed securities	32,510	—	32,510	—
U.S. Government agency collateralized mortgage obligations	8,745	—	8,745	—
Municipal securities	20,268	—	20,268	—
Total securities available-for-sale	$64,532	$—	$64,532	$—

Derivatives	$513	$—	$513	$—
Liabilities
Derivatives	$513	$—	$513	$—

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 7.                                 Fair Value Measurements (Continued)

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended December 31, 2012.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $4,492 and $5,559 have a valuation allowance of $1,097 and $1,491 included in the allowance for loan losses as of December 31, 2012 and September 30, 2012, respectively.

Foreclosed real estate:  The Company does not record foreclosed real estate owned at a fair value on a recurring basis.  The fair value of foreclosed real estate was determined using Level 3 inputs based on appraisals or broker pricing opinions.  In some cases, adjustments were made to these values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in collateral.  Foreclosed real estate is measured at fair value less estimated costs to sell at the date of foreclosure.  Subsequent to foreclosure, additional writedowns may be recorded based on changes to the fair value of the assets.

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of December 31, 2012, mortgage servicing rights with a carrying amount of $2,526 have a valuation allowance of $762 to reflect their fair value of $1,764. As of September 30, 2012, mortgage servicing rights with a carrying amount of $2,655 have a valuation allowance of $762 to reflect their fair value of $1,893.

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
December 31, 2012	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$3,394	$—	$—	$3,394
Foreclosed real estate	1,912	—	—	1,912
Mortgage Servicing Rights	1,764	—	—	1,764

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 7.                                 Fair Value Measurements (Continued)

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Impaired loans	$4,068	$—	$—	$4,068
Foreclosed real estate	2,728	—	—	2,728
Mortgage Servicing Rights	1,893	—	—	1,893

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the consolidated balance sheets.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not necessarily represent the underlying value of the Company for assets and liabilities not previously described.  The Company, in estimating its fair value disclosures for financial instruments not described above, used the following methods and assumptions:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximate those assets’ fair values.

Loans:  For variable-rate mortgage loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate residential mortgage loans are based on quoted market prices for similar loans sold in conjunction with sale transactions, adjusted for differences in loan characteristics.  The fair values for commercial real estate loans, rental property mortgage loans, and consumer and other loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Loans held for sale:  Fair value of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Federal Home Loan Bank stock:  The carrying amount of FHLB stock approximates its fair value based on the redemption provisions of the FHLB.

Accrued interest receivable and payable:  The carrying amounts of accrued interest receivable and payable approximate their fair values.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 7.                                 Fair Value Measurements (Continued)

Deposits:  The fair value disclosed for interest-bearing and non-interest-bearing checking accounts, savings accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

Advances from the Federal Home Loan Bank and notes payable:  The fair values of FHLB advances and notes payable are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Advance payments by borrowers for property taxes and insurance:  The carrying amounts of the advance payments by borrowers for property taxes and insurance approximate their fair values.

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at December 31, 2012 and September 30, 2012.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2012
			Quoted Prices in Active Markets for	Significant Other	Significant Other
	Carrying Amount	Estimated Fair Value	Identical Assets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$49,054	$49,054	$49,054	$—	$—
Securities	57,451	57,451	—	57,451	—
Loans, net	367,757	375,707	—	—	375,707
Loans held for sale, net	2,217	2,217	—	2,217	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,764	1,764	—	1,764	—
Accrued interest receivable	1,824	1,824	1,824	—	—
Derivative asset	473	473	—	473	—

Financial liabilities:
Deposits	469,103	470,422	29,442	—	440,980
Notes payable	1,254	1,254	—	—	1,254
Advance payments by borrowers for property taxes and insurance	593	593	593	—	—
Accrued interest payable	36	36	36	—	—
Derivative liability	473	473	—	473	—

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 7.                                 Fair Value Measurements (Continued)

	September 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,141	$33,141	$33,141	$—	$—
Securities	64,532	64,532	—	64,532	—
Loans, net	375,899	384,318	—	—	384,318
Loans held for sale, net	3,022	3,022	—	3,022	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,893	1,893	—	1,893	—
Accrued interest receivable	1,907	1,907	1,907	—	—
Derivative asset	513	513	—	513	—

Financial liabilities:
Deposits	466,758	465,651	67,033	—	398,618
Notes payable	1,254	1,254	—	—	1,254
Advance payments by borrowers for property taxes and insurance	6,670	6,670	6,670	—	—
Accrued interest payable	38	38	38	—	—
Derivative liability	513	513	—	513	—

Note 8.                                 Plan of Conversion and Reorganization and Change in Corporate Form

On September 5, 2012, the Board of Directors of WBSB Bancorp, MHC (“MHC”) adopted a plan of conversion and reorganization (“Plan”).  The Plan was approved by the Board of Governors of the Federal Reserve System.  The Plan must also be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting to be held on April 1, 2013.  The Plan provides for the reorganization of the MHC from a federally chartered mutual holding company into a stock stock holding company, Westbury Bancorp, Inc. (the “Company”) and an offering by the Company of shares of its common stock to eligible depositors of Westbury Bank (the “Bank”) and the public.  The Company has been organized as a corporation incorporated under the laws of the State of Maryland and will own all of the outstanding common stock of the Bank upon completion of the reorganization.

On February 22, 2013, the Company began offering up to 5,091,625 shares of common stock to the public at $10.00 per share based upon a valuation by an independent appraiser.  The Company must sell a minimum of 3,272,500 shares in order to complete the offering and the Company will terminate the offering if it does not sell the minimum number of shares.  The offering is being conducted pursuant to a registration statement filed with the United States Securities and Exchange Commission.

In addition, the Company intends to contribute a total of $1.0 million (consisting of a number of shares of common stock equal to 1.0% of the shares sold in the offering, and the remainder in cash) to a charitable foundation that the Bank is establishing in connection with the reorganization.

The costs of reorganization and issuing the common stock will be deferred and deducted from the sales proceeds of the offering.  If the reorganization and offering are not completed, all deferred costs will be charged to operations.  The Company has $865 and $198 in deferred costs as of December 31, 2012 and September 30, 2012, respectively, which are included in other assets on the consolidated balance sheets.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

Note 8.                                 Plan of Conversion and Reorganization and Change in Corporate Form (Continued)

In accordance with federal regulations, at the time of the reorganization, the Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the reorganization.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  The reorganization will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.  The reorganization and offering are expected to be completed in April 2013.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•                                          statements of our goals, intentions and expectations;

•                                          statements regarding our business plans, prospects, growth and operating strategies;

•                                          statements regarding the asset quality of our loan and investment portfolios; and

•                                          estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•                                          our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•                                          adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•                                          significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•                                          credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•                                          our ability to comply with the terms of agreements with our regulators, including business and capital plans submitted to our regulators, and the individual minimum capital requirement imposed by the OCC, and our ability to successfully conduct our operations while subject to regulatory restrictions on our activities;

•                                          competition among depository and other financial institutions;

•                                          our success in increasing our commercial business, commercial real estate and multi-family lending;

•                                          our success in introducing new financial products;

•                                          our ability to attract and maintain deposits;

•                                          our ability to improve our asset quality even as we increase our non-residential lending;

•                                          changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•                                          fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•                                          changes in consumer spending, borrowing and savings habits;

•                                          further declines in the yield on our assets resulting from the current low interest rate environment;

•                                          risks related to a high concentration of loans secured by real estate located in our market area;

•                                          the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•                                          changes in the level of government support of housing finance;

•                                          our ability to enter new markets successfully and capitalize on growth opportunities;

•                                          changes in consumer spending, borrowing and savings habits;

•                                          changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;

•                                          changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•                                          changes in our organization, compensation and benefit plans;

•                                          loan delinquencies and changes in the underlying cash flows of our borrowers;

•                                          risks and costs associated with operating as a publicly traded company;

•                                          changes in the financial condition or future prospects of issuers of securities that we own; and

•                                          other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Prospectus dated February 11, 2013, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2013.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Total Assets.  Total assets decreased by $2.7 million, or 0.5%, to $523.8 million at December 31, 2012 from $526.5 million at September 30, 2012.  The decrease was primarily the result of decreases in securities available-for-sale of $7.1 million, loans of $8.1 million and real estate held for investment of $2.1 million, offset by an increase in cash and cash equivalents of $15.9 million.

Net Loans.  Net loans decreased by $8.1 million, or 2.2%, to $367.8 million at December 31, 2012 from $375.9 million at September 30, 2012.  During the three months ended December 31, 2012 we originated $51.6 million of one- to four-family residential real estate loans, selling $49.4 million at a premium. Commercial real estate and multi-family real estate loans increased $1.0 million, or 0.6%, commercial business loans decreased $803,000, or 3.5%, and consumer loans decreased $1.5 million, or 5.7%, during the three month period ended December 31, 2012.  Decreases in loan origination reflect strong competition for commercial business, commercial real estate and multi-family loans in our market area in the current low interest rate environment, as well as our decision to manage loan growth in order to improve capital ratios and reduce expenses.

Investment Securities.  Investment securities available for sale decreased $7.1 million, or 11.0%, to $57.4 million at December 31, 2012 from $64.5 million at September 30, 2012 as a result of our decision to manage our balance sheet to improve capital ratios and reduce expenses.  Mortgage-backed securities decreased $10.7 million, or 26.0%, to $30.6 million at December 31, 2012 from $41.3 million at September 30, 2012, U.S. government and agency securities were unchanged at $3.0 million at both December 31, 2012 and September 30, 2012, and municipal securities increased $3.5 million, or 17.3%, to $23.8 million at December 31, 2012 from $20.3 million at September 30, 2012.  Net unrealized gain on securities declined $572,000 from September 30, 2012 to December 31, 2012, reflecting the market values of the remaining securities after the significant reduction in the size of the portfolio.  At December 31, 2012, investment securities classified as available-for-sale consisted entirely of U.S. government and agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency residential mortgage-backed securities, and municipal securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $816,000, or 29.9% to $1.9 million at December 31, 2012 from $2.7 million at September 30, 2012, as we sold $1.4 million of foreclosed properties, foreclosed on $336,000 of non-performing loans and recorded valuation adjustments of $80,000.  At December 31, 2012 our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties, the largest of which was vacant land with a carrying value of $551,000.

Bank Owned Life Insurance.  Bank-owned life insurance (“BOLI”), which provides us with a funding source for our employee benefit plan obligations, increased $108,000, to $12.0 million at December 31, 2012 from $11.9 million at September 30, 2012.  We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies.  BOLI also generally provides us other income that is non-taxable.  Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses.  At December 31, 2012, this limit was $11.6 million, and we had invested $12.0 million in BOLI at that date.  We exceeded regulatory limitations as a result of a reduction in capital caused by the loss incurred in the three month period ended December 31, 2011.  We expect that additional capital raised in connection with the conversion and offering will result in our compliance with regulatory limitations.

Deposits.  Deposits increased $2.3 million, or 0.5%, to $469.1 million at December 31, 2012 from $466.8 million at September 30, 2012.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, checking, money market and savings accounts, increased $8.5 million, or 2.4%, to $366.3 million at December 31, 2012 from $357.8 million at September 30, 2012.  Certificates of deposit and other time deposits decreased $6.1 million, or 5.6%, to $102.8 million at December 31, 2012 from $108.9 million at September 30, 2012.   The decrease in certificates of deposit is attributed primarily to customers’ reinvestment decisions resulting from the decline in then-current interest rates.

Other Liabilities.  Notes payable were unchanged at $1.3 million at December 31, 2012 and September 30, 2012.  Other liabilities increased $595,000 or 12.1%, to $5.5 million at December 31, 2012 from $4.9 million at September 30, 2012, reflecting routine fluctuations and payments made related to our defined benefit plan, advance payments by borrowers for property taxes and insurance, and income taxes.

Total Equity.  Total equity increased $493,000, or 1.1%, to $47.4 million at December 31, 2012 from $46.9 million at September 30, 2012.  The increase resulted primarily from net income of $841,000 during the three months ended December 31, 2012, offset by a decline of $348,000 in unrealized gains on securities.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

			Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012:
Real estate loans:
One- to four-family	24	$2,261	10	$1,259	36	$3,307	70	$6,827
Multi-family	—	—	—	—	—	—	1	—
Commercial	3	1,649	2	156	3	1,866	8	3,671
Construction and land	1	247	—	—	—	—	1	247
Total real estate	28	4,157	12	1,415	39	5,173	79	10,745
Commercial business loans	2	74	—	—	1	45	3	119
Consumer loans:
Home equity lines of credit	13	542	3	14	6	222	22	778
Education	13	99	4	44	19	219	36	362
Automobile	2	2	—	—	—	—	2	2
Other consumer loans	3	8	2	1	1	1	6	10
Total consumer loans	31	651	9	59	26	442	66	1,152
Total	61	$4,882	21	$1,474	66	$5,660	148	$12,016

At September 30, 2012:
Real estate loans:
One- to four-family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

The increase in delinquent loans at December 31, 2012 compared to September 30, 2012 is primarily attributed to one relationship with four commercial real estate and land loans totaling $1.9 million that became 30-59 days past due during the three month period, and the normal seasonal increase in one-to-four family loan delinquencies of $514,000.

Classified Assets

We had classified or held as special mention the following assets as of the date indicated:

	At December 31,	At September 30,
	2012	2012
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$2,750	$1,485
Multi-family	182	546
Commercial	8,151	8,610
Construction and land	1,070	448
Total real estate loans	12,153	11,089
Commercial business loans	1,109	953
Consumer loans:
Home equity lines of credit	142	407
Other consumer loans	—	—
Total consumer loans	142	407
Total substandard — performing	13,404	12,449

Substandard — Nonperforming:
Real estate loans:
One- to four-family	4,015	4,268
Multi-family	2,735	2,789
Commercial	1,905	2,376
Construction and land	—	108
Total real estate loans	8,655	9,541
Commercial business loans	84	—
Consumer loans:
Home equity lines of credit	243	310
Other consumer loans	31	45
Total consumer loans	274	355
Total substandard — nonperforming	9,013	9,896

Total classified loans(1)	22,417	22,345

Securities(2)	229	230
Foreclosed real estate	1,912	2,728

Total classified assets	$24,558	$25,303

Special mention:
Real estate loans:
One- to four-family	$124	$806
Multi-family	937	—
Commercial	2,802	1,795
Construction and land	—	177
Total real estate loans	3,863	2,778
Commercial business loans	322	780
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	4,185	3,558

Total classified assets and special mention loans	$28,743	$28,861

(1)         Includes $2.9 million and $3.7 million, respectively, at December 31, 2012 and September 30, 2012 of homogenous one- to four-family real estate mortgage loans, home equity lines of credit and other consumer loans that were not, at those dates, subject to detailed internal evaluation or formally risk-rated by the Bank, but that were, at such dates, 90 or more days past due and not covered by private mortgage insurance, and, in accordance with internal policy, are included herein as substandard because the loans are non-performing.

(2)         Represents municipal bonds that management believed it was appropriate to classify as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2012 to December 31, 2012 was primarily due to the disposition of foreclosed real estate and the repayment of classified loans.

Non-Performing Assets

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated.  The information reflects net charge-offs but not specific reserves.  Troubled debt restructurings include loans where the borrower is experiencing financial difficulty and for which either a portion of interest or principal has been forgiven or an extension of term granted, or for loans modified at interest rates materially less than current market rates.

	At December 31, 2012	At September 30, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$4,557	$4,610
Multi family	2,735	2,789
Commercial	1,905	2,376
Construction and land	—	108
Total real estate	9,197	9,883
Commercial business loans	84	—
Consumer loans:
Home equity lines of credit	243	310
Education	263	199
Automobile	—	3
Other consumer loans	31	42
Total consumer loans	537	554
Total nonaccrual loans(1)	9,818	10,437

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Automobile	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—

Total non-performing loans	9,818	10,437

Foreclosed assets:
One- to four-family	230	591
Multi-family	234	410
Commercial real estate	481	684
Construction and land	967	1,043
Commercial assets	—	—
Consumer	—	—
Total foreclosed assets	1,912	2,728

Total nonperforming assets	$11,730	$13,165

Performing troubled debt restructurings	$6,187	$6,302

Ratios:
Nonperforming loans to total loans	2.63%	2.73%
Nonperforming assets to total assets	2.24%	2.50%
Nonperforming assets and troubled debt restructurings to total assets	3.41%	3.70%

(1)         Includes $1.4 million and $1.3 million, respectively, of troubled debt restructurings that were on non-accrual status at December 31, 2012 and September 30, 2012.

Interest income that would have been recorded for the three months ended December 31, 2012, had non-accruing loans been current according to their original terms amounted to $133,000.  Interest of approximately $11,000 related to these loans was included in interest income for the three months ended December 31, 2012.

Other Loans of Concern.   There were no other loans at December 31, 2012 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

General.  Net income for the three months ended December 31, 2012 was $841,000, compared to net loss of $(4.3 million) for the three months ended December 31, 2011, an increase of $5.1 million. The increase in net income was primarily due to a decrease in provision for loan losses of $2.8 million and a decrease in noninterest expense of $2.3 million.

Interest and Dividend Income. Interest and dividend income decreased $674,000, or 11.8%, to $5.0 million for the three months ended December 31, 2012 from $5.7 million for the three months ended December 31, 2011. This decrease was primarily attributable to a $502,000 decrease in interest and fee income on loans receivable.  The average balance of loans during the three months ended December 31, 2012 decreased $41.4 million to $371.5 million from $412.9 for the three months ended December 31, 2011. The average yield on loans increased by 2 basis points to 5.05% for the three months ended December 31, 2012 from 5.03% for the three months ended December 31, 2011.  The average balance of investment securities decreased $36.8 million to $57.7 million for the three months ended December 31, 2012 from $94.5 million for the three months ended December 31, 2011, while the average yield on investment securities increased by 14 basis points to 2.23% for the three months ended December 31, 2012 from 2.09% for the three months ended December 31, 2011. Resulting income on securities declined, primarily as the result of lower average balances. The increased yields reflected the modestly higher interest rate environment.

Interest Expense. Total interest expense decreased $506,000, or 44.7%, to $626,000 for the three months ended December 31, 2012 from $1.1 million for the three months ended December 31, 2011.  Interest expense on deposit accounts decreased $402,000, or 40.1%, to $600,000 for the three months ended December 31, 2012 from $1.0 million for the three months ended December 31, 2011.  The decrease was primarily due to a decrease in the average cost of interest-bearing deposits to 0.53% for the three months ended December 31, 2012 from 0.77% for the three months ended December 31, 2011, reflecting the declining interest rate environment, and by a decrease of $71.8 million, or 13.7%, in the average balance of deposits to $451.3 million for the three months ended December 31, 2012 from $523.1 million for the three months ended December 31, 2011.

Interest expense on Federal Home Loan Bank of Chicago advances decreased $80,000 to $0 for the three months ended December 31, 2012 from $80,000 for the three months ended December 31, 2011.  The average balance of advances decreased by $5.7 million to $0 for the three months ended December 31, 2012 from $5.7 million for the three months ended December 31, 2011, as we repaid our entire outstanding balance in March, 2012.

Net Interest Income. Net interest income decreased $168,000, or 3.7%, to $4.4 million for the three months ended December 31, 2012 from $4.6 million for the three months ended December 31,

2011.  The decrease reflected decrease in the average net loan balance of $41.4 million, or 10.0%, from $412.9 for the three months ended December 31, 2011 to $371.5 million for the three months ended December 31, 2012 and a decrease in the average interest bearing deposits of $71.8 million, or 13.7% from $523.1 million for the three months ended December 31, 2011 to $451.3 million for the three months ended December 31, 2012.  The decreases in average balances outstanding were offset by an increase in our interest rate spread to 3.98% for the three months ended December 31, 2012 from 3.54% for the three months ended December 31, 2011, and an increase in our net interest margin to 3.97% for the three months ended December 31, 2012 from 3.53% for the three months ended December 31, 2011.  The increase in our interest rate spread and net interest margin reflected the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to our interest-earning assets.

Provision for Loan Losses.  Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $330,000 for the three months ended December 31, 2012 and $3.1 million for the three months ended December 31, 2011.  The allowance for loan losses was $6.0 million, or 1.6% of total loans, at December 31, 2012, compared to $6.7 million, or 1.8% of total loans, at September 30, 2012 and $7.1 million, or 1.8% of total loans, at December 31, 2011.  Total nonperforming loans were $9.8 million at December 31, 2012, compared to $10.4 million at September 30, 2012 and $14.8 million at December 31, 2011.  As a percentage of nonperforming loans, the allowance for loan losses was 60.8% at December 31, 2012 compared to 64.1% at September 30, 2012 and 48.2% at December 31, 2011.  Total classified assets were $24.6 million at December 31, 2012, compared to $25.3 million at September 30, 2012 and $23.6 million at December 31, 2011.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2012 and December 31, 2011.

Non-Interest Income.  Non-interest income increased $840,000, or 41.3%, to $2.9 million for the three months ended December 31, 2012 from $2.0 million for the three months ended December 31, 2011. The increase was primarily related to an increase in the gain on sale of residential mortgage loans of $323,000 to $952,000 for the three months ended December 31, 2012 from $629,000 for the three months ended December 31, 2011.

Non-Interest Expense.  Non-interest expense decreased $2.3 million, or 28.5%, to $5.7 million for the three months ended December 31, 2012 from $8.0 million for the three months ended December 31, 2011. The decrease primarily reflected a decrease in salaries and employee benefits expense and commission expense of $1.6 million and a decrease in occupancy expense of $267,000, both of which are associated with the closing or sale of branches and related reductions in staff full time equivalents, and an $803,000 decrease in net loss from operation and sale of foreclosed real estate, offset by an increase of $389,000 in expenses relating primarily to professional services.

Provision for Income Taxes.  Income tax expense was $424,000 for the three months ended December 31, 2012 compared to a tax benefit of $226,000 for the three months ended December 31, 2011.  The effective tax rate as a percent of pre-tax income (loss) was 33.5% and (5.0%) for the three months ended December 31, 2012 and 2011, respectively.  The increase in the effective tax rate for the three months ended December 31, 2012 was due to the return to profitability during 2012 and adjustments to the valuation allowance for deferred tax assets during the three months ended December 31, 2012.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  The following tables set forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated.  Average balances are derived from daily average balances for all periods.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made.  The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	At December	For the Three Months Ended December 31,
	31, 2012	2012			2011
		Average
	Average	Outstanding			Average
	Yield/Cost	Balance	Interest	Yield/Cost	Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	4.88%	$371,518	$4,695	5.05%	$412,889	$5,197	5.03%
Securities	1.97	57,698	322	2.23	94,542	493	2.09
Fed funds sold and other interest-earning deposits	0.39	15,543	19	0.49	12,048	20	0.66
Total interest-earning assets		444,759	5,036	4.53	519,479	5,710	4.40
Noninterest-earning assets		81,257			86,007
Total assets		$526,016			$605,486

Liabilities and equity:
Checking accounts	0.51%	$199,922	154	0.31%	$233,589	$286	0.49%
Passbook and statement savings	0.22	118,577	63	0.21	121,964	81	0.27
Variable rate money market	0.23	27,170	16	0.24	35,482	53	0.60
Certificates of deposit	1.26	105,657	368	1.39	132,030	584	1.77
Total interest bearing deposits		451,326	601	0.53	523,065	1,004	0.77
FHLB advances	—	—	—		5,696	80	5.62
Notes payable	6.26	1,254	25	7.97	2,208	48	8.70
Total interest-bearing liabilities		452,580	626	0.55	530,969	1,132	0.85
Noninterest-bearing demand deposits		22,373			17,841
Other liabilities		3,968			5,244
Total liabilities		478,921			554,054
Equity		47,095			51,432
Total liabilities and equity		$526,016			$605,486

Net interest income			$4,410			$4,578
Net interest rate spread(1)				3.98%			3.54%
Net interest-earning assets		$(7,821)			$(11,490)
Net interest margin(1)				3.97%			3.53%
Average of interest-earning assets to interest-bearing liabilities				98%			98%

(1)   Annualized.

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, proceeds from maturities and calls of securities, Federal Home Loan Bank advances and, to a lesser extent, short-term borrowings from other financial institutions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $2.3 million and $8.7 million for the three months ended December 31, 2012 and December 31, 2011, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $15.9 million and $11.4 for the three months ended December 31, 2012 and December 31, 2011, respectively.  During the three months ended December 31, 2012, we purchased $7.8 million and sold $10.3 million in securities held as available-for-sale, and during the three months ended December 31, 2011, we purchased $17.1 million and sold $5.3 million in securities held as available-for-sale.  Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $2.3 million and ($26.9) million for the three months ended December 31, 2012 and December 31, 2011, respectively, resulting from our strategy of managing growth to preserve capital ratios and reduce expenses.

At December 31, 2012, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $40.4 million, or 7.88% of adjusted total assets, which is above the required level of $25.6 million, or 5.00%; and total risk-based capital of $45.2 million, or 11.79% of risk-weighted assets, which is above the required level of $38.3 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well capitalized at December 31, 2012.  Management is not aware of any conditions or events since the most recent notification that would change our category.  However, at December 31, 2012, Westbury Bank was not in compliance with the capital plan it had submitted to the OCC, and was not in compliance with the individual minimum capital requirement imposed by the OCC, each of which requires Westbury Bank to maintain a tier 1 leverage capital ratio of at least 8.00% and a total risk-based capital ratio of at least 12.00%.

At December 31, 2012, we had outstanding commitments to originate loans of $2.5 million and stand-by letters of credit of $698,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2012 totaled $58.8 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2012. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2012, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2012, a civil suit was filed in the United States District Court for the Eastern District of Wisconsin, Civil Action Number 12-CV-1210, by First American Title Insurance Company against Westbury Bank.  The plaintiffs seek actual damages of $3.6 million and additional treble or such punitive or other damages as determined by the court, as well as plaintiffs’ fees, costs and expenses.  The suit alleges that Westbury Bank should have been aware of the misappropriation of funds deposited into an escrow account maintained by a commercial customer of Westbury Bank, New Horizon Title, LLC.  The suit also alleges that Westbury Bank improperly deducted overdraft fees from the escrow account, that Westbury Bank aided and abetted its customer in the misappropriation of escrowed funds and in its customer’s breach of fiduciary duty to plaintiffs and lenders to whom the escrowed funds belonged, that Westbury Bank’s conduct amounted to commercial bad faith under state commercial law and that Westbury Bank was unjustly enriched as a result of its actions.

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Because this lawsuit has just been filed, counsel is unable to give an opinion as to the likely outcome.

Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westbury Bancorp, Inc.

Date: March 27, 2013

/s/ Raymond F. Lipman
Raymond F. Lipman
President and Chief Executive Officer

/s/ Kirk J. Emerich
Kirk J. Emerich
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2	Amended and Restated Plan of Conversion and Reorganization*
3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Bylaws of Westbury Bancorp, Inc.*
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*
10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*
10.4	Employment Agreement by and between Westbury Bank and Raymond F. Lipman*
10.5	Form of Employment Agreement between Westbury Bank and Raymond F. Lipman*
10.6	Form of Employment Agreement between Westbury Bank and certain executive officers*
10.7	Form of Change and Control Agreement*
10.8	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
10.9	Formal Written Agreement by and between Westbury Bank and The Comptroller of the Currency*
31.1	Certification of Raymond F. Lipman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Kirk J. Emerich, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32

Certification of Raymond F. Lipman, President and Chief Executive Officer, and Kirk J. Emerich, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Cash Flows; and (v) Notes to The Unaudited Consolidated Financial Statements**

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594)
**

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.