Form 10-Q
period 2013-03-31
Westbury Bancorp, Inc.
filed 2013-05-15
CIK 1553326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-35871

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

There were 5,142,541 shares of Common Stock, par value $.01 per share, outstanding as of May 12, 2013.

WESTBURY BANCORP, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

On April 9, 2013, Westbury Bancorp, Inc. (the “Registrant”), headquartered in West Bend, Wisconsin, became the stock holding company for Westbury Bank following the mutual-to-stock conversion of WBSB Bancorp, MHC, the federally chartered mutual holding company of Westbury Bank.  As of March 31, 2013, the conversion had not been completed, and, as of that date, Westbury Bancorp, Inc. had no assets or liabilities, and had not conducted any business other than that of an organizational nature.  Accordingly, financial and other information of WBSB Bancorp, MHC on a consolidated basis is included in this Quarterly Report on Form 10-Q.

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

WBSB Bancorp, MHC and Subsidiary

Consolidated Balance Sheets

March 31, 2013 and September 30, 2012

(Unaudited)

(In Thousands)

	March 31,	September 30,
	2013	2012
Assets
Cash and due from banks	$92,588	$22,688
Interest-bearing deposits and short-term notes	21,753	10,453
Cash and cash equivalents	114,341	33,141

Securities available-for-sale	66,986	64,532
Loans held for sale, at lower of cost or market	1,660	3,022
Loans, net of allowance for loan losses of $5,380 and $6,690 at March 31 and September 30, respectively	354,101	375,899
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	1,990	2,728
Real estate held for investment	6,273	8,451
Office properties and equipment, net	12,699	13,290
Cash surrender value of life insurance	12,153	11,940
Mortgage servicing rights	1,881	1,893
Prepaid FDIC assessment	706	1,139
Deferred tax asset	3,680	3,974
Other assets	5,101	3,787

Total assets	$584,241	$526,466

Liabilities and Equity
Liabilities
Deposits	$457,140	$466,758
Notes payable	1,254	1,254
Advance payments by borrowers for property taxes and insurance	2,210	6,670
Other liabilities	76,051	4,920
Total liabilities	536,655	479,602

Equity
Retained earnings	46,854	45,687
Accumulated other comprehensive income	732	1,177
Total equity	47,586	46,864

Total liabilities and equity	$584,241	$526,466

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012 and

Six Months Ended March 31, 2013 and 2012

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Interest and dividend income:
Loans	$4,365	$5,125	$9,060	$10,394
Investments - nontaxable	6	10	9	36
Investments - taxable	307	517	625	980
Interest bearing deposits and short term notes	19	24	38	49
Total interest and dividend income	4,697	5,676	9,732	11,459

Interest expense:
Deposits	533	803	1,134	1,805
Advances from the Federal Home Loan Bank	—	3	—	83
Notes payable	20	42	44	89
Advance payments by borrowers for property taxes and insurance	—	—	1	2
Total interest expense	553	848	1,179	1,979

Net interest income before provision for loan losses	4,144	4,828	8,553	9,480

Provision for loan losses	820	750	1,150	3,903

Net interest income after provision for loan losses	3,324	4,078	7,403	5,577

Noninterest income:
Service fees on deposit accounts	974	1,201	2,143	2,427
Gain on sales of loans, net	522	662	1,473	1,300
Servicing fee income, net of amortization and impairment	207	(183)	80	(842)
Insurance and securities sales commissions	214	245	437	445
Gain on sales of securities	13	202	232	276
Gain (loss) on sales of branches and other assets	—	344	(22)	248
Increase in cash surrender value of life insurance	105	106	213	214
Rental income from real estate operations	148	274	315	549
Other income	102	171	296	339
Total noninterest income	2,285	3,022	5,167	4,956

Noninterest expenses:
Salaries and employee benefits	1,873	2,236	3,979	5,548
Commissions	189	428	436	844
Occupancy	464	494	878	1,104
Furniture and equipment	136	154	262	337
Data processing	797	813	1,588	1,573
Advertising	48	41	158	141
Real estate held for investment	157	248	300	460
Net loss from operations and sale of foreclosed real estate	245	506	510	1,583
FDIC insurance premiums	178	262	448	520
Other expenses	1,051	839	2,275	1,844
Total noninterest expenses	5,138	6,021	10,834	13,954

Income (loss) before income tax expense	471	1,079	1,736	(3,421)

Income tax expense	145	422	569	197

Net income (loss)	$326	$657	$1,167	$(3,618)

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2013 and 2012 and

Six Months Ended March 31, 2013 and 2012

(Unaudited)

(In Thousands)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income (loss)	$326	$657	$1,167	$(3,618)

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	(147)	312	(500)	321
Reclassification adjustment for realized gains included in net income	(13)	(202)	(232)	(276)
Other comprehensive income (loss), before tax	(160)	110	(732)	45

Income tax benefit (expense) related to items of other comprehensive income	63	(43)	287	(18)

Other comprehensive income (loss), net of tax	(97)	67	(445)	27

Comprehensive income (loss)	$229	$724	$722	$(3,591)

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Changes in Equity

Six Months Ended March 31, 2013 and 2012

(Unaudited)

(In Thousands)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

Balance, September 30, 2011	$49,387	$1,042	$50,429

Net loss	(3,618)	—	(3,618)
Other comprehensive income, net of tax	—	27	27

Balance, March 31, 2012	$45,769	$1,069	$46,838

Balance, September 30, 2012	$45,687	$1,177	$46,864

Net income	1,167	—	1,167
Other comprehensive loss, net of tax	—	(445)	(445)

Balance, March 31, 2013	$46,854	$732	$47,586

See Notes to Unaudited Consolidated Financial Statements.

WBSB Bancorp, MHC and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2013 and 2012

(Unaudited)

(In Thousands)

	Six Months Ended
	March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$1,167	$(3,618)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	1,150	3,903
Depreciation and amortization	406	485
Net amortization of securities premiums and discounts	293	660
Amortization and impairment of mortgage servicing rights	262	1,197
Capitalization of mortgage servicing rights	(250)	(516)
Gain on sales of available-for-sale securities	(232)	(276)
Loss (gain) on sales of branches and other assets	22	(248)
(Gain) loss on sale of foreclosed real estate	(201)	895
Write-down of foreclosed real estate	355	995
Loans originated for sale	(69,881)	(86,290)
Proceeds from sale of loans	72,716	89,866
Gain on sale of loans, net	(1,473)	(1,300)
Deferred income taxes	581	195
Increase in cash surrender value of life insurance	(213)	(214)
Net change in:
Prepaid FDIC insurance assessment	433	502
Other assets	(1,318)	(110)
Other liabilities	66,671	(5,280)
Net cash provided by operating activities	70,488	846

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(21,261)	(18,171)
Proceeds from sales of securities available-for-sale	11,584	22,026
Proceeds from maturities, prepayments, and calls of securities available-for-sale	6,430	15,015
Sale of real estate held for investment	2,156	1,356
Net Change in FHLB stock	—	386
Net decrease in loans	19,555	11,202
Proceeds from sales of office properties and equipment	227	224
Purchases of office properties and equipment	(42)	(55)
Proceeds from sales of foreclosed real estate	1,681	1,002
Net cash provided by investing activities	20,330	32,985

Cash Flows From Financing Activities
Net decrease in deposits	(9,618)	(28,948)
Repayment of advances from the Federal Home Loan Bank	—	(6,000)
Net change in notes payable	—	(2,223)
Net cash used in financing activities	(9,618)	(37,171)

Net increase (decrease) in cash and cash equivalents	81,200	(3,340)

Cash and cash equivalents at beginning	33,141	45,721

Cash and cash equivalents at end	$114,341	$42,381

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,186	$2,036

Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$1,093	$3,634

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.  Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013 and September 30, 2012 and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the nine months ended September 30, 2012 filed as part of Westbury Bancorp, Inc.’s Prospectus dated February 11, 2013, as filed with the Securities and Exchange Commission as of September 30, 2012, pursuant to Securities Act Rule 424(b)(3) on February 21, 2013.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU2013-01 amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of 2013-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. ASU 2013-02 amended prior guidance to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount reclassified is required under U.S. GAAP.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012 and have been adopted in these consolidated financial statements.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 2.                                 Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$8,238	$15	$(15)	$8,238
U.S. Government agency residential mortgage-backed securities	23,934	557	(32)	24,459
U.S. Government agency collateralized mortgage obligations	6,345	49	(22)	6,372
Municipal securities	27,263	752	(98)	27,917

	$65,780	$1,373	$(167)	$66,986

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$2,994	$17	$(2)	$3,009
U.S. Government agency residential mortgage-backed securities	31,349	1,161	—	32,510
U.S. Government agency collateralized mortgage obligations	8,709	93	(57)	8,745
Municipal securities	19,542	790	(64)	20,268

	$62,594	$2,061	$(123)	$64,532

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 2.                                 Securities Available-for-Sale (Continued)

The amortized cost and fair value of securities available-for-sale, by contractual maturity at March 31, 2013 and September 30, 2012, are shown in the following tables.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	March 31, 2013
	Amortized Cost	Fair Value

Due in one year or less	$530	$530
Due after one year through five years	8,828	8,973
Due after five years through ten years	18,402	18,942
Due after ten years	7,741	7,710
U.S. Government agency collateralized mortgage obligations	6,345	6,372
U.S. Government agency residential mortgage-backed securities	23,934	24,459

	$65,780	$66,986

	September 30, 2012
	Amortized Cost	Fair Value

Due in one year or less	$308	$310
Due after one year through five years	4,624	4,737
Due after five years through ten years	14,987	15,548
Due after ten years	2,617	2,682
U.S. Government agency collateralized mortgage obligations	8,709	8,745
U.S. Government agency residential mortgage-backed securities	31,349	32,510

	$62,594	$64,532

Proceeds from sales of securities available-for-sale during the three months ended March 31, 2013 and 2012, were $1,281 and $16,765, respectively.  Gross realized gains, during the three months ended March 31, 2013 and 2012, on these sales amounted to $13 and $237, respectively.  Gross realized losses on these sales were $0 and $35, during the three months ended March 31, 2013 and 2012, respectively

Proceeds from sales of securities available-for-sale during the six months ended March 31, 2013 and 2012, were $11,584 and $22,026, respectively.  Gross realized gains, during the six months ended March 31, 2013 and 2012, on these sales amounted to $256 and $314, respectively.  Gross realized losses on these sales were $24 and $38, during the six months ended March 31, 2013 and 2012, respectively.

Securities with carrying values of $0 and $5,349 at March 31, 2013 and September 30, 2012, respectively, were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 2.                                 Securities Available-for-Sale (Continued)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency securities	$2,985	$(15)	$—	$—	$2,985	$(15)
U.S. Government agency residential mortgage-backed securities	4,088	(32)	—	—	4,088	(32)
U.S. Government agency collateralized mortgage obligations	965	(1)	528	(21)	1,493	(22)
Municipal securities	4,119	(93)	536	(5)	4,655	(98)

	$12,157	$(141)	$1,064	$(26)	$13,221	$(167)

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency securities	$998	$(2)	$—	$—	$998	$(2)
U.S. Government agency collateralized mortgage obligations	2,932	(57)	—	—	2,932	(57)
Municipal securities	2,100	(64)	—	—	2,100	(64)

	$6,030	$(123)	$—	$—	$6,030	$(123)

At March 31, 2013, the investment portfolio included two securities available-for-sale which had been in unrealized loss positions for twelve months or greater. Both securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.    The Company does not have any current requirement to sell and does not intend to sell its investment in the issuer prior to any anticipated recovery in fair value.

At September 30, 2012, the investment portfolio did not include any available-for-sale securities which had been in unrealized loss positions for greater than twelve months.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans

A summary of the balances of loans follows:

	March 31,	September 30,
	2013	2012

Real Estate:
Single Family	$140,204	$153,090
Multifamily	40,869	38,491
Commercial real estate	122,959	132,782
Construction and land development	10,443	8,975
Total Real Estate	314,475	333,338

Commercial Business	22,383	22,938

Consumer:
Home equity lines of credit	16,354	19,356
Education	5,516	5,709
Other	819	1,255
Total Consumer	22,689	26,320

Total Loans	359,547	382,596
Less:
Net Deferred Loan Fees	66	7
Allowance for Loan Losses	5,380	6,690

Net Loans	$354,101	$375,899

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and September 30, 2012:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
March 31, 2013	Current	Past Due	Past Due	or More	Total

Single family	$135,614	$1,606	$98	$2,886	$140,204
Multifamily	40,615	—	—	254	40,869
Commercial real estate	119,913	—	972	2,074	122,959
Construction and land development	10,196	—	—	247	10,443
Commercial business	22,282	17	—	84	22,383
Consumer and other:
Home equity lines of credit	15,908	33	—	413	16,354
Education	5,058	93	111	254	5,516
Other	809	1	2	7	819
	$350,395	$1,750	$1,183	$6,219	$359,547

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2012	Current	Past Due	Past Due	or More	Total

Single family	$147,197	$1,747	$1,112	$3,034	$153,090
Multifamily	38,491	—	—	—	38,491
Commercial real estate	130,237	—	169	2,376	132,782
Construction and land development	8,814	53	—	108	8,975
Commercial business	22,785	153	—	—	22,938
Consumer and other:
Home equity lines of credit	18,367	453	248	288	19,356
Education	5,449	61	85	114	5,709
Other	1,236	5	5	9	1,255
	$372,576	$2,472	$1,619	$5,929	$382,596

There were no loans past due ninety days or more still accruing interest as of March 31, 2013 and September 30, 2012.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012

Single family	$3,902	$4,610
Multifamily	2,680	2,789
Commercial real estate	3,181	2,376
Construction and land development	247	108
Commercial business	84	—
Consumer and other:
Home equity lines of credit	434	310
Education	254	199
Other	7	45
	$10,789	$10,437

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

Homogeneous loan types are assessed for credit quality based on the contractual aging status of the loan and payment activity.  In certain cases, based upon payment performance, the loan being related with another commercial type loan or for other reasons, a loan may be categorized into one of the risk categories noted above, unless such loan carries private mortgage insurance (PMI).  Such assessment is completed at the end of each reporting period.

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2013 and September 30, 2012:

March 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$133,212	$688	$123	$6,181	$—	$140,204
Multifamily	34,430	2,660	920	2,859	—	40,869
Commercial real estate	101,998	8,790	3,654	8,517	—	122,959
Construction and land development	9,759	73	—	611	—	10,443
Commercial business	18,720	1,922	866	875	—	22,383
Consumer and other:
Home equity lines of credit	15,849	—	—	505	—	16,354
Education	5,516	—	—	—	—	5,516
Other	812	—	—	7	—	819
Total	$320,296	$14,133	$5,563	$19,555	$—	$359,547

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$146,061	$470	$806	$5,753	$—	$153,090
Multifamily	29,948	5,208	—	3,335	—	38,491
Commercial real estate	114,755	5,246	1,795	10,986	—	132,782
Construction and land development	7,534	708	177	556	—	8,975
Commercial business	20,925	280	780	953	—	22,938
Consumer and other:
Home equity lines of credit	18,541	98	—	717	—	19,356
Education	5,709	—	—	—	—	5,709
Other	1,210	—	—	45	—	1,255
	$344,683	$12,010	$3,558	$22,345	$—	$382,596

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2013 and 2012:

Three Months Ended			Commercial	Construction and	Commercial	Consumer
March 31, 2013	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,645	$585	$2,752	$241	$679	$66	$5,968
Provision for loan losses	862	(84)	(205)	341	(86)	(8)	820
Loans charged-off	(673)	—	(668)	(92)	—	—	(1,433)
Recoveries	—	—	15	—	8	2	25
Ending balance	$1,834	$501	$1,894	$490	$601	$60	$5,380

Period-ended amount allocated for:
Individually evaluated for impairment	$67	$185	$262	$256	$—		$770
Collectively evaluated for impairment	1,767	316	1,632	234	601	60	4,610
Ending Balance	$1,834	$501	$1,894	$490	$601	$60	$5,380

Loans:
Individually evaluated for impairment	$3,621	$2,681	$4,638	$611	$—	$110	$11,661
Collectively evaluated for impairment	136,583	38,188	118,321	9,832	22,383	22,579	347,886
Ending Balance	$140,204	$40,869	$122,959	$10,443	$22,383	$22,689	$359,547

Three Months Ended			Commercial	Construction and	Commercial	Consumer
March 31, 2012	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,437	$918	$3,381	$251	$1,089	$40	$7,116
Provision for loan losses	289	11	(57)	640	(118)	(15)	750
Loans charged-off	(121)	(33)	(44)	(157)	(81)	(89)	(525)
Recoveries	—	—	11	—	36	81	128
Ending balance	$1,605	$896	$3,291	$734	$926	$17	$7,469

Period-ended amount allocated for:
Individually evaluated for impairment	$133	$522	$967	$—	$170	$—	$1,792
Collectively evaluated for impairment	1,472	374	2,324	734	756	17	5,677
Ending Balance	$1,605	$896	$3,291	$734	$926	$17	$7,469

Loans:
Individually evaluated for impairment	$3,429	$3,516	$6,326	$—	$972	$153	$14,396
Collectively evaluated for impairment	146,715	28,226	132,614	11,591	39,786	26,861	385,793
Ending Balance	$150,144	$31,742	$138,940	$11,591	$40,758	$27,014	$400,189

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended March 31, 2013 and 2012:

Six Months Ended			Commercial	Construction and	Commercial	Consumer
March 31, 2013	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
Allowance for loan losses:

Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	1,622	(211)	(374)	395	(131)	(151)	1,150
Loans charged-off	(1,178)	—	(998)	(198)	(99)	(28)	(2,501)
Recoveries	—	—	17	—	21	3	41
Ending balance	$1,834	$501	$1,894	$490	$601	$60	$5,380

Period-ended amount allocated for:
Individually evaluated for impairment	$67	$185	$262	$256	$—	$—	$770
Collectively evaluated for impairment	1,767	316	1,632	234	601	60	4,610
Ending Balance	$1,834	$501	$1,894	$490	$601	$60	$5,380

Loans:
Individually evaluated for impairment	$3,621	$2,681	$4,638	$611	$—	$110	$11,661
Collectively evaluated for impairment	136,583	38,188	118,321	9,832	22,383	22,579	347,886
Ending Balance	$140,204	$40,869	$122,959	$10,443	$22,383	$22,689	$359,547

Six Months Ended			Commercial	Construction and	Commercial	Consumer
March 31, 2012	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,440	$1,009	$3,367	$251	$1,095	$50	$7,212
Provision for loan losses	628	966	870	640	678	121	3,903
Loans charged-off	(479)	(1,119)	(1,027)	(157)	(888)	(235)	(3,905)
Recoveries	16	40	81		41	81	259
Ending balance	$1,605	$896	$3,291	$734	$926	$17	$7,469

Period-ended amount allocated for:
Individually evaluated for impairment	$133	$522	$967	$—	$170	$—	$1,792
Collectively evaluated for impairment	1,472	374	2,324	734	756	17	5,677
Ending Balance	$1,605	$896	$3,291	$734	$926	$17	$7,469

Loans:
Individually evaluated for impairment	$3,429	$3,516	$6,326	$—	$972	$153	$14,396
Collectively evaluated for impairment	146,715	28,226	132,614	11,591	39,786	26,861	385,793
Ending Balance	$150,144	$31,742	$138,940	$11,591	$40,758	$27,014	$400,189

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the period ended March 31, 2013, and 2012.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis for the periods presented.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
March 31, 2013	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$3,866	$3,122	$—	$1,742	$33
Multifamily	2,062	1,773	—	1,879	—
Commercial real estate	2,310	2,306	—	2,652	18
Construction and land development	194	194	—	97	5
Commercial business	—	—	—	179	—
Consumer and other	192	110	—	55	1

With an allowance recorded:
Single family	504	499	67	1,784	12
Multifamily	978	908	185	1,220	—
Commercial real estate	2,631	2,332	262	2,830	37
Construction and land development	417	417	256	209	8
Commercial business	—	—	—	308	—
Consumer and other	—	—	—	77	—
	$13,154	$11,661	$770	$13,032	$114

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
March 31, 2012	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$3,217	$3,068	$—	$3,080	$37
Multifamily	1,720	1,532	—	3,703	21
Commercial real estate	3,843	3,328	—	3,246	84
Construction and land development	—	—	—	48	—
Commercial business	663	615	—	2,308	—
Consumer and other	231	153	—	325	1

With an allowance recorded:
Single family	436	361	133	229	—
Multifamily	1,995	1,984	522	2,062	—
Commercial real estate	3,016	2,998	967	1,798	—
Construction and land development	—	—	—	432	—
Commercial business	358	357	170	386	—
Consumer and other	—	—	—	—	—
	$15,479	$14,396	$1,792	$17,617	$143

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following is a summary of troubled debt restructured loans (TDRs) at March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012

Troubled debt restructurings - accrual	$5,028	$6,302
Troubled debt restructurings - nonaccrual	2,162	1,289

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

The following tables presents information related to loans modified in a TDR, by class, during the three months ended March 31, 2013 and 2012:

Three Months Ended March 31, 2013
		Unpaid Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	—	$—	$—	$—
Multifamily	1	425	—	—
Commercial real estate	1	162	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:	—
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	2	$587	$—	$—

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

Three Months Ended March 31, 2012
		Unpaid Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	9	$306	$—	$—
Multifamily	—	—	—	—
Commercial real estate	2	697	—	81
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	11	$1,003	$—	$81

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following tables presents information related to loans modified in a TDR, by class, during the six months ended March 31, 2013 and 2012:

	Six Months Ended March 31, 2013
		Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	1	$123	$—	$—
Multifamily	1	425	—	—
Commercial real estate	4	970	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	6	$1,518	$—	$—

Six Months Ended March 31, 2012
Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	19	$583	$—	$—
Multifamily	—	—	—	—
Commercial real estate	7	1,541	—	81
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	26	$2,124	$—	$81

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following table presents a summary of loans modified in a TDR during the three months ended March 31, 2013 and 2012 by class and by type of modification:

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Three Months Ended	Interest to	To Below	To Interest	Amortization	Principal
March 31, 2013	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$—	$—
Multifamily	—	—	—	425	—		425
Commercial real estate	—	—	—	162	—	—	162
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$587	$—	$—	$587

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Three Months Ended	Interest to	To Below	To Interest	Amortization	Principal
March 31, 2012	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$306	$—	$—	$—	$—	$306
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	469	—	—	228	—	697
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$775	$—	$—	$228	$—	$1,003

(1)   Other modifications primarily include capitalization of property taxes.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 3.                                 Loans (Continued)

The following table presents a summary of loans modified in a TDR during the six months ended March 31, 2013 and the six months ended March 31, 2012 by class and by type of modification:

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Six Months Ended	Interest to	To Below	To Interest	Amortization	Principal
March 31, 2013	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$123	$123
Multifamily	—	—	—	425	—		425
Commercial real estate	184	—	—	162	—	624	970
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$184	$—	$—	$587	$—	$747	$1,518

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Six Months Ended	Interest to	To Below	To Interest	Amortization	Principal
March 31, 2012	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$306	$—	$—	$277	$—	$583
Multifamily	—	—	—	—	—	—	—
Commercial real estate	408	905	—	—	228	—	1,541
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$408	$1,211	$—	$—	$505	$—	$2,124

(1)   Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR loans that occurred during the three months or six months ended March 31, 2013 and 2012.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of March 31, 2013 and September 30, 2012, loans of approximately $5,416 and $5,781, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 4.                                 Deposits

The following table presents the composition of deposits as of:

	March 31, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Noninterest bearing	$59,829	13.09%	$67,033	14.36%
Interest bearing	154,534	33.80%	153,824	32.96%
	214,363	46.89%	220,857	47.32%

Passbook and Statement Savings	121,594	26.60%	113,381	24.29%
Variable Rate Money Market Accounts	22,719	4.97%	23,595	5.05%
Certificates of Deposit	98,464	21.54%	108,925	23.34%

	$457,140	100.00%	$466,758	100.00%

Certificates of Deposit over $100,000 totaled $24,981 and $27,795 as of March 31, 2013 and September 30, 2012, respectively.

Note 5.                                 Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.

Under capital adequacy guidelines and the regulatory framework for prompt corrective action the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Prompt corrective action provisions are not applicable to savings and loan holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of March 31, 2013 and September 30, 2012, the Bank is well capitalized under prompt corrective action regulation.

In connection with a formal written agreement between the Bank and its primary federal regulator, management instituted a business and capital plan to maintain the stability of the Bank.  This business and capital plan requires the Bank to maintain a Tier 1 (leverage) capital ratio of 8.00% and a total risk-based capital ratio of 12.00%.  The Bank did not achieve these capital targets at March 31, 2013 and September 30, 2012.  Management plans to meet the capital targets prescribed by the business and capital plan through the disposition of problem assets, reduction of non-interest expenses, retention of earnings and completion of a plan of conversion (see Note 8).

On November 5, 2012, the Bank was notified by its primary regulator that it would be subject to higher minimum capital ratios as of December 31, 2012.  The higher minimum capital ratios are identical to the business and capital plan ratios noted above.  At March 31, 2013, the Bank was not in compliance with those ratios.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 5.                                 Regulatory Capital (Continued)

As of March 31, 2013 and September 30, 2012 the Bank was restricted from paying dividends to the Company without the prior consent of its primary regulator.  Regardless of formal regulatory restrictions, the Bank would not be allowed to pay dividends in amounts that would result in its capital levels being reduced below the minimum requirements to be adequately capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At March 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital	$47,177	12.16%	$31,037	8.00%	$38,797	10.00%
(to risk-weighted assets)
Tier 1 capital	42,321	10.91%	15,519	4.00%	23,278	6.00%
(to risk-weighted assets)
Tier 1 capital	42,321	7.36%	23,000	4.00%	28,750	5.00%
(to adjusted total assets)

At September 30, 2012

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital	$44,148	11.46%	$30,830	8.00%	$38,538	10.00%
(to risk-weighted assets)
Tier 1 capital	39,308	10.20%	15,415	4.00%	23,123	6.00%
(to risk-weighted assets)
Tier 1 capital	39,308	7.68%	20,480	4.00%	25,600	5.00%
(to adjusted total assets)

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 5.                                 Regulatory Capital (Continued)

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of March 31, 2013 and September 30, 2012:

	March 31,	September 30,
	2013	2012

Stockholders’ equity of the Bank	$48,109	$47,353
Less: Disallowed servicing assets	(188)	(189)
Unrealized gain on securities	(732)	(1,177)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(1,572)	(3,383)
Tier 1 and tangible capital	42,321	39,308
Plus: Allowable general valuation allowances	4,856	4,840
Risk-based capital	$47,177	$44,148

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

The following instruments were outstanding whose contract amounts represent credit risk:

	March 31,	September 30,
	2013	2012
Commitments to extend mortgage credit:
Fixed rate	$1,742	$812
Adjustable rate	645	118

Unused commercial loan and home equity lines of credit	$38,227	$36,553
Standby letters of credit	240	545
Commitment to sell loans	1,660	3,022

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2013 and September 30, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
March 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$8,238	$—	$8,238	$—
U.S. Government agency residential mortgage-backed securities	24,459	—	24,459	—
U.S. Government agency collateralized mortgage obligations	6,372	—	6,372	—
Municipal securities	27,917	—	27,917	—
Total securities available-for-sale	$66,986	$—	$66,986	$—

Derivatives	$499	$—	$499	$—
Liabilities
Derivatives	$499	$—	$499	$—

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 7.                                 Fair Value Measurements (Continued)

		Fair Value Measurements
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

September 30, 2012
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

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended March 31, 2013.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $4,156 and $5,559 have a valuation allowance of $770 and $1,491 included in the allowance for loan losses as of March 31, 2013 and September 30, 2012, respectively.

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

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 7.                                 Fair Value Measurements (Continued)

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of March 31, 2013, mortgage servicing rights with a carrying amount of $2,402 have a valuation allowance of $521 to reflect their fair value of $1,881. As of September 30, 2012, mortgage servicing rights with a carrying amount of $2,655 have a valuation allowance of $762 to reflect their fair value of $1,893.

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2013

Assets
Impaired loans	$3,386	$—	$—	$3,386
Foreclosed real estate	1,990	—	—	1,990
Mortgage Servicing Rights	1,881	—	—	1,881

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012

Assets
Impaired loans	$4,068	$—	$—	$4,068
Foreclosed real estate	2,728	—	—	2,728
Mortgage Servicing Rights	1,893	—	—	1,893

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at March 31, 2013 and September 30, 2012.

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 7.                                 Fair Value Measurements (Continued)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2013
			Quoted Prices in	Significant Other
			Active Markets for	Observable	Significant Other
			Identical Assets	Inputs	Unobservable Inputs
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$114,341	$114,341	$114,341	$—	$—
Securities	66,986	66,986	—	66,986	—
Loans, net	354,101	360,652	—	—	360,652
Loans held for sale, net	1,660	1,660	—	1,660	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,881	1,881	—	1,881	—
Accrued interest receivable	1,796	1,796	1,796	—	—
Derivative asset	499	499	—	499	—

Financial liabilities:
Deposits	457,140	459,806	58,929	—	400,877
Notes payable	1,254	1,254	—	—	1,254
Advance payments by borrowers for property taxes and insurance	2,210	2,210	2,210	—	—
Accrued interest payable	31	31	31	—	—
Derivative liability	499	499	—	499	—

	September 30, 2012
			Quoted Prices in	Significant Other
			Active Markets for	Observable	Significant Other
			Identical Assets	Inputs	Unobservable Inputs
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$33,141	$33,141	$33,141	$—	$—
Securities	64,532	64,532	—	64,532	—
Loans, net	375,899	384,318	—	—	384,318
Loans held for sale, net	3,022	3,022	—	3,022	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,893	1,893	—	1,893	—
Accrued interest receivable	1,907	1,907	1,907	—	—
Derivative asset	513	513	—	513	—

Financial liabilities:
Deposits	466,758	465,651	67,033	—	398,618
Notes payable	1,254	1,254	—	—	1,254
Advance payments by borrowers for property taxes and insurance	6,670	6,670	6,670	—	—
Accrued interest payable	38	38	38	—	—
Derivative liability	513	513	—	513	—

WBSB Bancorp, MHC and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands)

Note 8.                                 Plan of Conversion and Reorganization and Change in Corporate Form

On September 5, 2012, the Board of Directors of WBSB Bancorp, MHC (“MHC”) adopted a plan of conversion and reorganization (“Plan”).  The Plan was approved by the Board of Governors of the Federal Reserve System.  The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting held on April 1, 2013.  The Plan provided for the reorganization of the MHC from a federally chartered mutual holding company into a  stock holding company, Westbury Bancorp, Inc. (the “Company”) and an offering by the Company of shares of its common stock to eligible depositors of Westbury Bank (the “Bank”) and the public. As of March 31, 2013 the Company received $59.4 million in cash and pledges from deposit account holders in the amount of $8.9 million, totaling $68.3 million which is included in other liabilities pending the completion of the conversion. The Company has been  incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The reorganization and conversion was completed with the sale of 5,091,625 shares on April 9, 2013 and shares of the Company began trading on April 10, 2013.

In addition, in conjunction with the reorganization and conversion in April, 2013 the Company has contributed a total of $1.0 million (consisting of 50,916 shares of common stock and $490,840 in cash) to a charitable foundation that the Bank has established.

The costs of reorganization and issuing the common stock will be deferred and deducted from the sales proceeds of the offering.  The Company has $1,375 and $198 in deferred costs as of March 31, 2013 and September 30, 2012, respectively, which are included in other assets on the consolidated balance sheets.

In accordance with federal regulations, at the time of the reorganization, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account.  The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the reorganization.  The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held.  The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.  The reorganization will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

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

•                                          significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

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

•                                          our success in increasing our commercial business, commercial real estate and multi-family lending while improving our asset quality;

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

•                                          changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and changes in the level of government support of housing finance;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Prospectus, dated February 11, 2013, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on February 21, 2013.

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Total Assets.  Total assets increased by $57.7 million, or 11.0%, to $584.2 million at March 31, 2013 from $526.5 million at September 30, 2012.  The increase was primarily the result of increases in cash and cash equivalents of $81.2 million, offset by decreases in loans of $21.8 million and real estate held for investment of $2.2 million.  Cash and cash equivalents included $59.5 million of cash received in conjunction with subscriptions in the Company’s mutual-to-stock conversion which had not been completed at March 31, 2013.

Net Loans.  Net loans decreased by $21.8 million, or 5.8%, to $354.1 million at March 31, 2013 from $375.9 million at September 30, 2012.  During the six months ended March 31, 2013 we originated $77.6 million of one- to four-family residential real estate loans, including $69.9 million of one to four family loans for sale in the secondary market, and we sold $72.7 million of one- to four-family loans at a premium during the six months ended March 31, 2013.  Single family loans decreased $12.9 million, or 8.4%, commercial real estate and multi-family real estate loans decreased $7.4 million, or 4.3%, and home equity lines of credit decreased $3.0 million, or 15.5%, during the six month period ended March 31, 2013.  Decreases in net loans reflect strong competition for commercial business, commercial real estate and multi-family loans in our market area in the current low interest rate environment and continued refinancing from adjustable to fixed rate loans by residential loan customers, as well as our decision to manage loan growth in order to improve capital ratios and reduce expenses.

Investment Securities.  Investment securities available for sale increased $2.5 million, or 3.7%, to $67.0 million at March 31, 2013 from $64.5 million at September 30, 2012 as a result of our decision to manage our balance sheet to improve capital ratios and reduce expenses.  Mortgage-backed securities decreased $10.5 million, or 25.4%, to $30.8 million at March 31, 2013 from $41.3 million at September 30, 2012, U.S. government and agency securities increased $5.2 million, or 173.3%, to $8.2 million from $3.0 million at September 30, 2012, and municipal securities increased $7.6 million, or 37.4%, to $27.9 million at March 31, 2013 from $20.3 million at September 30, 2012.  Net unrealized gain on securities declined $732,000 from September 30, 2012 to March 31, 2013, reflecting the market values of the remaining securities after an increase in market interest rates during the six month period and the recognition of gains on sale of investment securities of $232,000 during the six month period.  At March 31, 2013, investment securities classified as available-for-sale consisted entirely of U.S. government and agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency residential mortgage-backed securities, and municipal securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $738,000, or 27.1% to $2.0 million at March 31, 2013 from $2.7 million at September 30, 2012, as we sold $1.7 million of foreclosed properties, foreclosed on $1.1 million of non-performing loans and recorded valuation adjustments of $355,000 during the six month period.  At March 31, 2013 our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties, the largest of which was a single family home with a carrying value of $571,500.

Bank Owned Life Insurance.  Bank-owned life insurance (“BOLI”), which provides us with a funding source for our employee benefit plan obligations, increased $213,000, to $12.2 million at March

31, 2013 from $11.9 million at September 30, 2012.  We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies.  BOLI also generally provides us other income that is non-taxable.  Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses.  At March 31, 2013, this limit was $11.9 million, and we had invested $12.2 million in BOLI at that date.  We exceeded regulatory limitations as a result of a reduction in capital caused by the loss incurred in the three month period ended December 31, 2011.  Subsequent to March 31, 2013, we completed our mutual-to-stock conversion, and the additional capital raised in the stock offering resulted in our compliance with regulatory limitations.

Deposits.  Deposits decreased $9.7 million, or 2.1%, to $457.1 million at March 31, 2013 from $466.8 million at September 30, 2012.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts increased $843,000, or 0.2%, to $358.7 million at March 31, 2013 from $357.8 million at September 30, 2012.  Certificates of deposit and other time deposits decreased $10.5 million, or 9.6%, to $98.5 million at March 31, 2013 from $108.9 million at September 30, 2012.  The decrease in certificates of deposit is attributed primarily to customers’ reinvestment decisions resulting from the decline in interest rates.

Other Liabilities.  Notes payable were unchanged at $1.3 million at March 31, 2013 and September 30, 2012.  Subsequent to March 31, 2013, we used a portion of the proceeds from our stock offering to pay down all principal and interest outstanding on notes payable.  Other liabilities increased $71.2 million or 1453.1%, to $76.1 million at March 31, 2013 from $4.9 million at September 30, 2012, reflecting $68.3 million in stock subscriptions pending in the mutual-to-stock conversion completed subsequent to March 31, 2013.

Total Equity.  Total equity increased $722,000, or 1.5%, to $47.6 million at March 31, 2013 from $46.9 million at September 30, 2012.  The increase resulted primarily net income of $1.2 million during the six months ended March 31, 2013, offset by a decline of $445,000 in net unrealized gains on securities available for sale.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2013:
Real estate loans:
One- to four-family	16	$1,606	1	$98	36	$2,886	53	$4,590
Multi-family	—	—	—	—	1	254	1	254
Commercial	—	—	1	972	7	2,074	8	3,046
Construction and land	—	—	—	—	1	247	1	247
Total real estate	16	1,606	2	1,070	45	5,461	63	8,137
Commercial business loans	1	17	—	—	2	84	3	101
Consumer loans:
Home equity lines of credit	4	33	—	—	7	413	11	446
Education	11	93	6	111	23	254	40	458
Automobile	—	—	—	—	2	1	2	1
Other consumer loans	1	1	1	2	2	6	4	9
Total consumer loans	16	127	7	113	34	674	57	914
Total	33	$1,750	9	$1,183	81	$6,219	123	$9,152

At September 30, 2012:
Real estate loans:
One- to four-family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

The decrease in delinquent loans at March 31, 2013 compared to September 30, 2012 is primarily attributed to a decrease in one-to-four family loan delinquencies of $1.3 million.

Classified Assets

We had classified or held as special mention the following assets as of the date indicated:

	At March 31,	At September 30,
	2013	2012
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$2,560	$1,485
Multi-family	179	546
Commercial	5,336	8,610
Construction and land	364	448
Total real estate loans	8,439	11,089
Commercial business loans	791	953
Consumer loans:
Home equity lines of credit	71	407
Other consumer loans	—	—
Total consumer loans	71	407
Total substandard — performing	9,301	12,449

Substandard — Nonperforming:
Real estate loans:
One- to four-family	3,621	4,268
Multi-family	2,680	2,789
Commercial	3,181	2,376
Construction and land	247	108
Total real estate loans	9,729	9,541
Commercial business loans	84	—
Consumer loans:
Home equity lines of credit	434	310
Other consumer loans	7	45
Total consumer loans	441	355
Total substandard — nonperforming	10,254	9,896

Total classified loans	19,555	22,345

Securities(1)	—	230
Foreclosed real estate	1,990	2,728

Total classified assets	$21,545	$25,303

Special mention:
Real estate loans:
One- to four-family	$123	$806
Multi-family	920	—
Commercial	3,654	1,795
Construction and land	—	177
Total real estate loans	4,697	2,778
Commercial business loans	866	780
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	5,563	3,558

Total classified assets and special mention loans	$27,108	$28,861

(1)         Represents municipal bonds that management believed it was appropriate to classify as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2012 to March 31, 2013 was primarily due to the disposition of foreclosed real estate and the repayment of classified loans.

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

	At March 31, 2013	At September 30, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,902	$4,610
Multi family	2,680	2,789
Commercial	3,181	2,376
Construction and land	247	108
Total real estate	10,010	9,883
Commercial business loans	84	—
Consumer loans:
Home equity lines of credit	434	310
Education	254	199
Automobile	7	3
Other consumer loans	—	42
Total consumer loans	695	554
Total nonaccrual loans(1)	10,789	10,437

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Automobile	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—

Total non-performing loans	10,789	10,437

Foreclosed assets:
One- to four-family	683	591
Multi-family	551	410
Commercial real estate	401	684
Construction and land	355	1,043
Commercial assets	—	—
Consumer	—	—
Total foreclosed assets	1,990	2,728

Total nonperforming assets	$12,779	$13,165

Performing troubled debt restructurings	$5,028	$6,302

Ratios:
Nonperforming loans to total loans	3.00%	2.73%
Nonperforming assets to total assets	2.19%	2.50%
Nonperforming assets and troubled debt restructurings to total assets	3.03%	3.70%

(1)         Includes $2.2 million and $1.3 million, respectively, of troubled debt restructurings that were on non-accrual status at March 31, 2013 and September 30, 2012.

Interest income that would have been recorded for the six months ended March 31, 2013, had non-accruing loans been current according to their original terms, amounted to $195,000.  Interest of approximately $38,000 related to these loans was included in interest income for the six months ended March 31, 2013.

Other Loans of Concern.  There were no other loans at March 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012

General.  Net income for the three months ended March 31, 2013 was $326,000, compared to $656,000 for the three months ended March 31, 2012, a decrease of $330,000. The decrease in net income was primarily due to decreases in net interest income of $684,000 and noninterest income of $737,000 offset by decreases in noninterest expense of $883,000 and in income taxes of $277,000.

Interest and Dividend Income. Interest and dividend income decreased $979,000, or 17.2%, to $4.7 million for the three months ended March 31, 2013 from $5.7 million for the three months ended March 31, 2012. This decrease was primarily attributable to a $760,000 decrease in interest and fee income on loans receivable and a $214,000 decrease in interest and dividend income on investment securities.  The average balance of loans during the three months ended March 31, 2013 decreased $32.9 million to $369.5 million from $402.4 for the three months ended March 31, 2012. The average yield on loans decreased by 37 basis points to 4.72% for the three months ended March 31, 2013 from 5.09% for the three months ended March 31, 2012.  The average balance of investment securities decreased $27.2 million to $59.3 million for the three months ended March 31, 2013 from $86.5 million for the three months ended March 31, 2012, while the average yield on investment securities decreased by 33 basis points to 2.11% for the three months ended March 31, 2013 from 2.44% for the three months ended March 31, 2012.

Interest Expense. Total interest expense decreased $295,000, or 34.7%, to $553,000 for the three months ended March 31, 2013 from $848,000 for the three months ended March 31, 2012.  Interest expense on deposit accounts decreased $270,000, or 33.6%, to $533,000 for the three months ended March 31, 2013 from $803,000 for the three months ended March 31, 2012.  The decrease was primarily due to a decrease in the average cost of interest-bearing deposits to 0.47% for the three months ended March 31, 2013 from 0.66% for the three months ended March 31, 2012, reflecting the declining interest rate environment, and by a decrease of $30.8 million, or 6.4%, in the average balance of deposits to $454.0 million for the three months ended March 31, 2013 from $484.8 million for the three months ended March 31, 2012.

Net Interest Income. Net interest income decreased $684,000, or 14.1%, to $4.1 million for the three months ended March 31, 2013 from $4.8 million for the three months ended March 31, 2012.  The decrease reflected decrease in the average net loan balance of $32.9 million, or 8.2%, from $402.4 for the three months ended March 31, 2012 to $369.5 million for the three months ended March 31, 2013 and a decrease in the average interest bearing deposits of $30.8 million, or 6.4% from $484.8 million for the three months ended March 31, 2012 to $454.0 million for the three months ended March 31, 2013.  The decreases in average balances outstanding resulted in a decrease in our interest rate spread to 3.75% for the three months ended March 31, 2013 from 3.86% for the three months ended March 31, 2012, and a decrease in our net interest margin to 3.74% for the three months ended March 31, 2013 from 3.87% for the three months ended March 31, 2012.  The decrease in our interest rate spread and net interest margin reflected the more rapid decline in repricing our interest earning assets a lower interest rate environment compared to the decline in pricing for interest bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $820,000 for the three months ended March 31, 2013 and $750,000 for the three months ended March 31, 2012.  The allowance for loan losses was $5.4 million, or 1.5% of total loans, at March 31, 2013, compared to $6.7 million, or 1.8% of total loans, at September 30, 2012 and $7.2 million, or 1.8% of total loans, at March 31, 2012.  Total nonperforming loans were $10.8 million at March 31, 2013, compared to $10.4 million at September 30, 2012 and $13.8 million at March 31, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 50.0% at March 31, 2013 compared to 64.1% at September 30, 2012 and 52.2% at March 31, 2012.  Total classified assets were $21.5 million at March 31, 2013, compared to $25.3 million at September 30, 2012 and $35.2 million at March 31, 2012.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2013, September 30, 2012 and March 31, 2012.

Non-Interest Income.  Non-interest income decreased $737,000, or 24.4%, to $2.3 million for the three months ended March 31, 2013 from $3.0 million for the three months ended March 31, 2012. The decrease was primarily related to a decrease in the gain on sale of branches and other assets of $344,000, a decrease in service fees on deposit accounts of $227,000, and a decrease in the gain on sales of securities of $189,000 for the three months ended March 31, 2013 from the three months ended March 31, 2012.  The decrease in the gain on sale of branches and other assets resulted from the sale of real estate held for investment during the three months ended March 31, 2012.  The decrease in service fees on deposit accounts resulted from pricing changes implemented during the first quarter.

Non-Interest Expense.  Non-interest expense decreased $883,000, or 14.7%, to $5.1 million for the three months ended March 31, 2013 from $6.0 million for the three months ended March 31, 2012. The decrease primarily reflected a decrease in salaries and employee benefits expense and commission expense of $602,000 which is associated with the closing or sale of branches and related reductions in staff full time equivalents, and a $261,000 decrease in net loss from operation and sale of foreclosed real estate.

Provision for Income Taxes.  Income tax expense was $145,000 for the three months ended March 31, 2013 compared to $422,000 for the three months ended March 31, 2012.  The effective tax rate as a percent of pre-tax income (loss) was 30.8% and 39.1% for the three months ended March 31, 2013 and 2012, respectively.

Comparison of Operating Results for the Six Months Ended March 31, 2013 and March 31, 2012

General.  Net income for the six months ended March 31, 2013 was $1.2 million, compared to net loss of $(3.6 million) for the six months ended March 31, 2012, an increase of $4.8 million. The increase in net income was primarily due to a decrease in provision for loan losses of $2.8 million and a decrease in noninterest expense of $3.2 million.

Interest and Dividend Income. Interest and dividend income decreased $1.7 million, or 15.1%, to $9.7 million for the six months ended March 31, 2013 from $11.5 million for the six months ended March 31, 2012. This decrease was primarily attributable to a $1.3 million decrease in interest and fee income on loans receivable and a $381,000 decrease in interest and dividend income on investment securities.  The average balance of loans during the six months ended March 31, 2013 decreased $36.6 million to $370.5 million from $407.1 for the six months ended March 31, 2012. The average yield on loans decreased by

22 basis points to 4.89% for the six months ended March 31, 2013 from 5.11% for the six months ended March 31, 2012.  The average balance of investment securities decreased $32 million to $58.5 million for the six months ended March 31, 2013 from $90.5 million for the six months ended March 31, 2012, while the average yield on investment securities decreased by 7 basis points to 2.17% for the six months ended March 31, 2013 from 2.24% for the six months ended March 31, 2012.

Interest Expense. Total interest expense decreased $800,000, or 40.4%, to $1.2 million for the six months ended March 31, 2013 from $2.0 million for the six months ended March 31, 2012.  Interest expense on deposit accounts decreased $671,000, or 37.2%, to $1.1 million for the six months ended March 31, 2013 from $1.8 million for the six months ended March 31, 2012.  The decrease was primarily due to a decrease in the average cost of interest-bearing deposits to 0.50% for the six months ended March 31, 2013 from 0.72% for the six months ended March 31, 2012, reflecting the declining interest rate environment, and by a decrease of $51.3 million, or 10.2%, in the average balance of interest bearing deposits to $452.6 million for the six months ended March 31, 2013 from $503.9 million for the six months ended March 31, 2012.

Interest expense on Federal Home Loan Bank of Chicago advances decreased $83,000 to $0 for the six months ended March 31, 2013 from $83,000 for the six months ended March 31, 2012.  The average balance of advances decreased by $5.0 million to $0 for the six months ended March 31, 2013 from $5.0 million for the six months ended March 31, 2012, as we repaid our entire outstanding balance in March, 2012.

Net Interest Income. Net interest income decreased $927,000, or 9.8%, to $8.6 million for the six months ended March 31, 2013 from $9.5 million for the six months ended March 31, 2012.  The decrease reflected decrease in the average net loan balance of $36.6 million, or 9.0%, from $407.1 for the six months ended March 31, 2012 to $370.5 million for the six months ended March 31, 2013 and a decrease in the average interest bearing deposits of $51.3 million, or 10.2% from $503.9 million for the six months ended March 31, 2012 to $452.6 million for the six months ended March 31, 2013.  The decreases in average balances outstanding were offset by an increase in our interest rate spread to 3.86% for the six months ended March 31, 2013 from 3.73% for the six months ended March 31, 2012, and an increase in our net interest margin to 3.85% for the six months ended March 31, 2013 from 3.73% for the six months ended March 31, 2012.  The increase in our interest rate spread and net interest margin reflected the more rapid repricing of our interest-bearing liabilities in a decreasing interest rate environment compared to the repricing of our interest-earning assets.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.2 million for the six months ended March 31, 2013 and $3.9 million for the six months ended March 31, 2012.  For additional information regarding our allowance for loan losses and certain related ratios at March 31, 2013, September 30, 2012 and March 31, 2012, see “—Comparison of Operating Results for the Three Months Ended March 31, 2013 and March 31, 2012—Provision for Loan Losses” above.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2013, September 30, 2012 and March 31, 2012.

Non-Interest Income.  Non-interest income increased $211,000, or 4.3%, to $5.2 million for the six months ended March 31, 2013 from $5.0 million for the six months ended March 31, 2012. The increase was primarily related to an increase in servicing fee income, net of amortization and impairment, of $922,000 and the gain on sale of residential mortgage loans of $173,000, offset by decreases in service fees on deposit accounts of $284,000, gain on sales of branches and other assets of $270,000 and rental income from real estate operations of $234,000 resulting from the sale of real estate held for investment.

Non-Interest Expense.  Non-interest expense decreased $3.2 million, or 22.9% to $10.8 million for the six months ended March 31, 2013 from $14.0 million for the six months ended March 31, 2012. The decrease primarily reflected a decrease in salaries and employee benefits expense and commission expense of $2.0 million and a decrease in occupancy expense of $226,000, both of which are associated with the closing or sale of branches and related reductions in staff full time equivalents, and a $1.1 million decrease in net loss from operation and sale of foreclosed real estate, offset by an increase of $431,000 in expenses relating primarily to professional services, particularly expenses related to increased audit procedures related to our anticipated status as a public company.

Provision for Income Taxes.  Income tax expense was $569,000 for the six months ended March 31, 2013 compared to $197,000 for the six months ended March 31, 2012.  The effective tax rate as a percent of pre-tax income (loss) was 32.8% and (5.8%) for the six months ended March 31, 2013 and 2012, respectively.  The increase in the effective tax rate for the six months ended March 31, 2013 was due to the return to profitability during 2013 and adjustments to the valuation allowance for deferred tax assets during the six months ended March 31, 2012.

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

	At March 31,	For the Three Months Ended March 31,
	2013	2013			2012
		Average
	Average	Outstanding			Average
	Yield/Cost	Balance	Interest	Yield/Cost	Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	4.79%	$369,492	$4,635	4.72%	$402,432	$5,125	5.09%
Securities	2.35%	59,268	313	2.11%	86,501	527	2.44%
Fed funds sold and other interest-earning deposits	0.33%	14,850	19	0.51%	9,741	24	0.99%
Total interest-earning assets		443,610	4,697	4.23%	498,674	5,676	4.55%
Noninterest-earning assets		89,068			70,760
Total assets		$532,678			$569,434

Liabilities and equity:
Checking accounts	0.50%	$207,755	129	0.25%	$212,873	$184	0.35%
Passbook and statement savings	0.20%	117,984	64	0.22%	117,271	80	0.27%
Variable rate money market	0.21%	27,591	13	0.19%	29,080	26	0.36%
Certificates of deposit	1.19%	100,633	327	1.30%	125,585	513	1.63%
Total interest bearing deposits		453,963	533	0.47%	484,809	803	0.66%
FHLB advances	—	—	—	—	4,297	3	0.28%
Notes payable	6.20%	1,254	20	6.38%	2,546	42	6.60%
Total interest-bearing liabilities		455,217	553	0.49%	491,652	848	0.69%
Noninterest-bearing demand deposits		20,274			23,232
Other liabilities		9,769			7,356
Total liabilities		485,260			522,240
Equity		47,418			47,194
Total liabilities and equity		$532,678			$569,434

Net interest income			$4,144			$4,828
Net interest rate spread(1)				3.75%			3.86%
Net interest-earning assets		$(11,607)			$7,022
Net interest margin(1)				3.74%			3.87%
Average of interest-earning assets to interest-bearing liabilities				97%			101%

(1)         Annualized.

	March 31,	For the Six Months Ended March 31,
	2013	2013			2012
		Average
	Average	Outstanding			Average
	Yield/Cost	Balance	Interest	Yield/Cost	Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	4.79%	$370,516	$9,060	4.89%	$407,135	$10,394	5.11%
Securities	2.35%	58,474	634	2.17%	90,521	1,016	2.24%
Fed funds sold and other interest-earning deposits	.33%	15,201	38.49%		10,895	49.90%
Total interest-earning assets		444,191	9,732	4.38%	508,551	11,459	4.51%
Noninterest-earning assets		85,861			79,571
Total assets		$530,052			$588,122

Liabilities and equity:
Checking accounts	.50%	$203,796	283.28%		$223,231	$470.42%
Passbook and statement savings	.20%	118,284	127.21%		119,618	160.27%
Variable rate money market	.21%	27,378	29.21%		32,281	80.50%
Certificates of deposit	1.19%	103,173	696	1.35%	128,807	1,097	1.70%
Total interest bearing deposits		452,631	1,135.50%		503,937	1,807.72%
FHLB advances	0.00%			—	4,996	83	3.32%
Notes payable	6.20%	1,254	44	7.02%	3,004	89	5.99%
Total interest-bearing liabilities		453,885	1,179.52%		511,937	1,979.77%
Noninterest-bearing demand deposits		21,335			20,356
Other liabilities		7,590			6,471
Total liabilities		482,810			538,764
Equity		47,242			49,358
Total liabilities and equity		$530,052			$588,122

Net interest income			$8,553			$9,480
Net interest rate spread(1)				3.86%			3.73%
Net interest-earning assets		$(9,694)			$(3,386)
Net interest margin(1)				3.85%			3.73%
Average of interest-earning assets to interest-bearing liabilities				98%			99%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $70.4 million and $1.3 million for the six months ended March 31, 2013 and March 31, 2012, respectively.  Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $20.4 million and $32.5 million for the six months ended March 31, 2013 and March 31, 2012, respectively.  During the six months ended March 31, 2013, we purchased $21.3 million and sold $11.6 million in securities held as available-for-sale, and during the six months ended March 31, 2012, we purchased $18.2 million and sold $22.0 million in securities held as available-for-sale.  Net cash used in financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $9.6 million and $37.2 million for the six months ended March 31, 2013 and March 31, 2012, respectively, in both periods resulting from our strategy of managing growth to preserve capital ratios and reduce expenses.

At March 31, 2013, we exceeded all of our regulatory capital requirements with a tier 1 leverage capital level of $42.3 million, or 7.36% of adjusted total assets, which is above the required level of $23.0 million, or 4.00%; and total risk-based capital of $47.2 million, or 12.16% of risk-weighted assets, which is above the required level of $31.0 million, or 8.00%.  Accordingly, Westbury Bank was categorized as well capitalized at March 31, 2013.  However, at March 31, 2013, Westbury Bank was not in compliance with the capital plan it had submitted to the OCC, and was not in compliance with the individual minimum capital requirement imposed by the OCC, each of which requires Westbury Bank to maintain a tier 1 leverage capital ratio of at least 8.00% and a total risk-based capital ratio of at least 12.00%.  Subsequent to March 31, 2013, we completed our stock offering and contributed approximately $20.3 million to Westbury Bank, which significantly increased our capital levels and ratios, and resulted in Westbury Bank being in full compliance with the capital plan it had submitted to the OCC and with the individual minimum capital requirement imposed by the OCC.

At March 31, 2013, we had outstanding commitments to originate loans of $2.4 million and stand-by letters of credit of $240,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2013 totaled $57.3 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or the proceeds from our recent stock offering or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Counsel is unable to give an opinion as to the likely outcome.  Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Unregistered Sales of Equity Securities.  None.

(b)                                 Use of Proceeds.  On October 25, 2012, Westbury Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of WBSB Bancorp, MHC and the related offering of common stock by Westbury Bancorp, Inc. The Registration Statement (File No. 333-184594) was declared effective by the Securities and Exchange Commission on February 11, 2013.  Westbury Bancorp, Inc. registered 5,091,625 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $50.9 million. The stock offering commenced on February 21, 2013, and ended on March 19, 2013.

Keefe, Bruyette & Woods, Inc. was engaged to assist in the marketing of the common stock. For its services, Keefe, Bruyette & Woods, Inc. received a fee of $663,000.  Keefe, Bruyette & Woods, Inc. was also reimbursed $103,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.  Keefe, Bruyette & Woods, Inc. also was engaged to provide assistance with the conversion, and for these services received an additional fee of $35,000

The stock offering resulted in gross proceeds of $50.9 million, through the sale of 5,091,625 shares at a price of $10.00 per share. Expenses related to the offering were approximately $2.3 million, including $801,000 paid to Keefe, Bruyette & Woods, Inc.  Net proceeds of the offering were approximately $48.6 million.

Westbury Bancorp, Inc. contributed $20.3 million of the net proceeds of the offering to Westbury Bank, and contributed 50,916 shares of common stock and $490,840 of the net proceeds to The Westbury Bank Charitable Foundation, which was formed in connection with the conversion.  In addition, $1.3 million of the net proceeds were used to repay principal and interest outstanding on certain notes payable, including approximately $357,000 paid to Third Floor Mgmt., LLC, an entity owned by certain of the directors and officers of Westbury Bancorp, Inc. and Westbury Bank; $4.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan; and $18.6 million of the net proceeds were retained by Westbury Bancorp, Inc.  The net proceeds contributed to Westbury Bank have been invested in short term instruments and will be used to make loans. The net proceeds retained by Westbury Bancorp, Inc. have been deposited with Westbury Bank and will be invested.

(c)                                  Repurchase of Equity Securities.  None.

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

Date: May 15, 2013

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

101

The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to The Consolidated Financial Statements**

*                                         Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594)

**                                  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.