Form 10-Q
period 2013-06-30
Westbury Bancorp, Inc.
filed 2013-08-14
CIK 1553326

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

There were 5,142,541 shares of Common Stock, par value $.01 per share, outstanding as of August 14, 2013.

WESTBURY BANCORP, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

June 30, 2013 and September 30, 2012

(Unaudited)

(In Thousands, except share data)

	June 30,	September 30,
	2013	2012
Assets
Cash and due from banks	$33,910	$22,688
Interest-bearing deposits	34,033	10,453
Cash and cash equivalents	67,943	33,141

Securities available-for-sale	97,120	64,532
Loans held for sale, at lower of cost or market	710	3,022
Loans, net of allowance for loan losses of $4,563 and $6,690 at June 30 and September 30, respectively	338,515	375,899
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	1,727	2,728
Real estate held for investment	6,224	8,451
Office properties and equipment, net	12,668	13,290
Cash surrender value of life insurance	12,255	11,940
Mortgage servicing rights	1,834	1,893
Prepaid FDIC assessment	177	1,139
Deferred tax asset	4,920	3,974
Other assets	3,756	3,787

Total assets	$550,519	$526,466

Liabilities and Stockholders’ Equity
Liabilities
Deposits	$448,171	$466,758
Notes payable	—	1,254
Advance payments by borrowers for property taxes and insurance	3,934	6,670
Other liabilities	7,924	4,920
Total liabilities	460,029	479,602

Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,142,541 shares issued and outstanding at June 30, 2013	51	—
Additional paid-in capital	48,800	—
Retained earnings	46,408	45,687
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,114)	—
Accumulated other comprehensive income (loss)	(655)	1,177
Total stockholders’ equity	90,490	46,864

Total liabilities and stockholders’ equity	$550,519	$526,466

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations

Three Months Ended June 30, 2013 and 2012 and

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans	$4,247	$4,941	$13,307	$15,335
Investments - nontaxable	9	6	18	42
Investments - taxable	347	455	972	1,435
Interest bearing deposits	30	16	68	65
Total interest and dividend income	4,633	5,418	14,365	16,877

Interest expense:
Deposits	488	723	1,623	2,530
Advances from the Federal Home Loan Bank	—	—	—	83
Notes payable	2	24	46	113
Total interest expense	490	747	1,669	2,726

Net interest income before provision for loan losses	4,143	4,671	12,696	14,151

Provision for loan losses	150	1,290	1,300	5,193

Net interest income after provision for loan losses	3,993	3,381	11,396	8,958

Noninterest income:
Service fees on deposit accounts	1,026	1,252	3,169	3,679
Gain on sales of loans, net	381	525	1,854	1,825
Servicing fee income, net of amortization and impairment	68	(36)	148	(878)
Insurance and securities sales commissions	210	245	647	690
Gain on sales of securities	—	167	232	443
Gain (loss) on sales of branches and other assets	—	(31)	(22)	217
Increase in cash surrender value of life insurance	102	101	315	315
Rental income from real estate operations	152	208	467	757
Other income	55	169	351	508
Total noninterest income	1,994	2,600	7,161	7,556

Noninterest expenses:
Salaries and employee benefits	2,269	2,059	6,248	7,607
Commissions	166	318	602	1,162
Occupancy	428	472	1,306	1,576
Furniture and equipment	141	166	403	503
Data processing	826	825	2,414	2,398
Advertising	82	57	240	198
Real estate held for investment	133	175	433	635
Net loss from operations and sale of foreclosed real estate	330	892	840	2,475
FDIC insurance premiums	178	270	626	790
Other expenses	2,220	954	4,495	2,798
Total noninterest expenses	6,773	6,188	17,607	20,142

Income (loss) before income tax expense	(786)	(207)	950	(3,628)

Income tax expense (benefit)	(340)	(129)	229	68

Net income (loss)	$(446)	$(78)	$721	$(3,696)

Earnings (loss) per share:
Basic	$(0.10)	—	$(0.10)	—
Diluted	$(0.10)	—	$(0.10)	—

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive (Loss)

Three Months Ended June 30, 2013 and 2012 and

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$(446)	$(78)	$721	$(3,696)

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	(2,258)	124	(2,758)	444
Reclassification adjustment for realized gains included in net income	—	(167)	(232)	(443)
Other comprehensive income (loss), before tax	(2,258)	(43)	(2,990)	1

Income tax benefit (expense) related to items of other comprehensive income	872	16	1,158	—

Other comprehensive income (loss), net of tax	(1,386)	(27)	(1,832)	1

Comprehensive (loss)	$(1,832)	$(105)	$(1,111)	$(3,695)

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

(In Thousands, except per share data)

						Accumulated
			Additional		Unearned	Other
	Preferred	Common	Paid In	Retained	ESOP	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Income (Loss)	Total

Balance, September 30, 2011	$—	$—	$—	$49,387	$—	$1,042	$50,429

Net loss	—	—	—	(3,696)	—	—	(3,696)
Other comprehensive income, net of tax	—	—	—	—	—	1	1

Balance, June 30, 2012	$—	$—	$—	$45,691	$—	$1,043	$46,734

Balance, September 30, 2012	$—	$—	$—	$45,687	$—	$1,177	$46,864

Stock conversion proceeds, net	—	51	48,800	—	—	—	48,851
Net income	—	—	—	721	—	—	721
Purchase of 411,403 shares by ESOP	—	—	—	—	(4,114)	—	(4,114)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,832)	(1,832)

Balance, June 30, 2013	$—	$51	$48,800	$46,408	$(4,114)	$(655)	$90,490

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

(In Thousands, except per share data)

	Nine Months Ended
	June 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$721	$(3,696)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	1,300	5,193
Depreciation and amortization	599	1,330
Net amortization of securities premiums and discounts	456	880
Amortization and impairment of mortgage servicing rights	360	1,381
Capitalization of mortgage servicing rights	(301)	(582)
Gain on sales of available-for-sale securities	(232)	(443)
(Gain) loss on sales of branches and other assets	22	(217)
(Gain) loss on sale of foreclosed real estate	(31)	415
Write-down of foreclosed real estate	355	705
Loans originated for sale	(84,539)	(113,269)
Proceeds from sale of loans	88,705	115,527
Gain on sale of loans, net	(1,854)	(1,825)
Deferred income taxes	212	(1,017)
Increase in cash surrender value of life insurance	(315)	(315)
Net change in:
Prepaid FDIC insurance assessment	962	763
Other assets	31	(241)
Other liabilities and advance payments by borrowers for property taxes and insurance	268	(3,363)
Net cash provided by operating activities	6,719	1,226

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(57,274)	(21,105)
Proceeds from sales of securities available-for-sale	11,584	33,314
Proceeds from maturities, prepayments, and calls of securities available-for-sale	9,888	20,648
Sale of real estate held for investment	2,205	—
Net change in FHLB stock	—	561
Net decrease in loans	33,973	21,404
Proceeds from sales of office properties and equipment	237	5,272
Purchases of office properties and equipment	(214)	(671)
Proceeds from sales of foreclosed real estate	2,788	2,845
Net cash provided by investing activities	3,187	62,268

Cash Flows From Financing Activities
Net decrease in deposits	(18,587)	(55,938)
Repayment of advances from the Federal Home Loan Bank	—	(6,000)
Proceeds from issuance of common stock, net of costs	48,851	—
Unearned employee stock ownership (ESOP)	(4,114)	—
Net change in notes payable	(1,254)	(2,223)
Net cash provided by (used in) financing activities	24,896	(64,161)

Net increase (decrease) in cash and cash equivalents	34,802	(667)

Cash and cash equivalents at beginning	33,141	45,721

Cash and cash equivalents at end	$67,943	$45,054

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,678	$2,796

Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$2,111	$4,681

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 1.                                 Basis of Presentation

The accompanying unaudited consolidated financial statements of Westbury Bancorp, Inc. and its wholly-owned subsidiary, Westbury Bank, (collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2013 and September 30, 2012 and the results of operations and cash flows for the interim periods ended June 30, 2013 and 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the nine months ended September 30, 2012 filed as part of Westbury Bancorp, Inc.’s Prospectus dated February 11, 2013, as filed with the Securities and Exchange Commission as of September 30, 2012, pursuant to Securities Act Rule 424(b)(3) on February 21, 2013.

Note 2.                                 Plan of Conversion and Reorganization and Change in Corporate Form

On September 5, 2012, the Board of Directors of WBSB Bancorp, MHC (“MHC”) adopted a plan of conversion and reorganization (“Plan”).  The Plan was approved by the Board of Governors of the Federal Reserve System.  The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting held on April 1, 2013.  The Plan provided for the reorganization of the MHC from a federally chartered mutual holding company into a  stock holding company, Westbury Bancorp, Inc. (the “Company”) and an offering by the Company of shares of its common stock to eligible depositors of Westbury Bank (the “Bank”) and the public.  The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The reorganization and conversion was completed with the sale of 5,091,625 shares on April 9, 2013 and shares of the Company began trading on April 10, 2013.

In addition, in conjunction with the reorganization and conversion in April 2013 the Company contributed a total of $1,000 (consisting of 50,916 shares of common stock and $491 in cash) to a charitable foundation that the Bank has established.  The contribution is included in Other expenses in the Consolidated Statements of Operations for the three months ended June 30, 2013.  The foundation was organized as Westbury Bank Charitable Foundation.

The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering.  The Company recognized $2,574 in reorganization and stock issuance costs as of June 30, 2013.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 2.                                 Plan of Conversion and Reorganization and Change in Corporate Form (Continued)

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

Note 3.                                 Recent Accounting Developments

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 amended prior guidance to require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This new authoritative guidance was further amended to clarify the scope of offsetting disclosures.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of 2013-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.  ASU 2013-10 amended prior guidance to permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. government treasury obligation rates and London Interbank Offered Rate swap rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The new authoritative guidance will be effective prospectively for new and redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have an impact on the Company’s statements of operations and financial condition.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 3.                                 Recent Accounting Developments (Continued)

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU 2013-11 amended prior guidance to include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new authoritative guidance will be for reporting periods after January 1, 2014 and is not expected to have an impact on the Company’s statements of operations and financial condition.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 4.                                 Earnings Per Share

Earnings (loss) per common share is computed using the two-class method. Basic earnings (loss) per common share is computed by dividing net income by the weighted-average number of common shares outstanding, including unallocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2013 **	2012	2013 **	2012

Net income (loss)	$(486)	*	$(486)	*
Basic potential common shares:
Weighted average shares outstanding	5,142,541	*	5,142,541	*
Weighted average unallocated Employee Stock Ownership Plan shares	(411,403)	*	(411,403)	*
Basic weighted average shares outstanding	4,731,138	*	4,731,138	*

Dilutive potential common shares	—	*	—	*

Diluted weighted average shares outstanding	4,731,138	*	4,731,138	*

Basic earnings per share	$(0.10)	*	$(0.10)	*

Diluted earnings per share	$(0.10)	*	$(0.10)	*

*  Earnings per share for the three and nine months ended June 30, 2012 is not applicable since the public offering was completed on April 9, 2013.

**  Earnings per share for the three and nine months ended June 30, 2013 is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 5.                                 Employee Stock Ownership Plan

On February 20, 2013, the Company adopted an employee stock ownership plan (“ESOP”) for the benefit of substantially all employees.  The ESOP borrowed $4,114,030 from the Company and used those funds to acquire 411,403 shares of the Company’s stock at a price of $10.00 per share.

Shares issued to the ESOP are allocated to ESOP participants based on principal and interest repayments made by the ESOP on the loan.  The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Bank’s discretionary contributions to the ESOP and earnings on ESOP assets.

The $4,114,030 loan for the ESOP purchase was borrowed from the Company and requires annual payments to be made by the ESOP of approximately $280,590, including principal and interest at a rate of 3.25%.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share (EPS) computations.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest.

Note 6.                                 Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$7,905	$7	$(262)	$7,650
U.S. Government agency residential mortgage-backed securities	47,262	311	(702)	46,871
U.S. Government agency collateralized mortgage obligations	8,490	44	(130)	8,404
Municipal securities	34,515	372	(692)	34,195

	$98,172	$734	$(1,786)	$97,120

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$2,994	$17	$(2)	$3,009
U.S. Government agency residential mortgage-backed securities	31,349	1,161	—	32,510
U.S. Government agency collateralized mortgage obligations	8,709	93	(57)	8,745
Municipal securities	19,542	790	(64)	20,268

	$62,594	$2,061	$(123)	$64,532

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 6.                                 Securities Available-for-Sale (Continued)

The amortized cost and fair value of securities available-for-sale, by contractual maturity at June 30, 2013 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	June 30, 2013
	Amortized Cost	Fair Value

Due in one year or less	$265	$265
Due after one year through five years	13,842	13,885
Due after five years through ten years	22,075	21,745
Due after ten years	6,238	5,950
U.S. Government agency collateralized mortgage obligations	8,490	8,404
U.S. Government agency residential mortgage-backed securities	47,262	46,871

	$98,172	$97,120

Proceeds from sales of securities available-for-sale during the three months ended June 30, 2013 and 2012, were $0 and $11,288, respectively.  Gross realized gains, during the three months ended June 30, 2013 and 2012, on these sales amounted to $0 and $190, respectively.  Gross realized losses on these sales were $0 and $23, during the three months ended June 30, 2013 and 2012, respectively.

Proceeds from sales of securities available-for-sale during the nine months ended June 30, 2013 and 2012, were $11,584 and $33,314, respectively.  Gross realized gains, during the nine months ended June 30, 2013 and 2012, on these sales amounted to $256 and $505, respectively.  Gross realized losses on these sales were $24 and $62, during the nine months ended June 30, 2013 and 2012, respectively.

Securities with carrying values of $0 and $5,349 at June 30, 2013 and September 30, 2012, respectively, were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 6.                                 Securities Available-for-Sale (Continued)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency securities	$6,648	$(262)	$—	$—	$6,648	$(262)
U.S. Government agency residential mortgage-backed securities	31,127	(702)	—	—	31,127	(702)
U.S. Government agency collateralized mortgage obligations	4,044	(115)	394	(15)	4,438	(130)
Municipal securities	18,471	(601)	1,760	(91)	20,231	(692)

	$60,290	$(1,680)	$2,154	$(106)	$62,444	$(1,786)

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

U.S. Government and agency securities	$998	$(2)	$—	$—	$998	$(2)
U.S. Government agency collateralized mortgage obligations	2,932	(57)	—	—	2,932	(57)
Municipal securities	2,100	(64)	—	—	2,100	(64)

	$6,030	$(123)	$—	$—	$6,030	$(123)

At June 30, 2013, the investment portfolio included one hundred sixteen securities available-for-sale which were in an unrealized loss position. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell its investment in the issuer prior to any anticipated recovery in fair value.

At September 30, 2012, the investment portfolio included sixteen available-for-sale securities which were in an unrealized loss position.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans

A summary of the balances of loans follows:

	June 30,	September 30,
	2013	2012

Real Estate:
Single Family	$135,373	$153,090
Multifamily	45,688	38,491
Commercial real estate	110,229	132,782
Construction and land development	8,791	8,975
Total Real Estate	300,081	333,338

Commercial Business	21,869	22,938

Consumer:
Home equity lines of credit	14,957	19,356
Education	5,349	5,709
Other	879	1,255
Total Consumer	21,185	26,320

Total Loans	343,135	382,596
Less:
Net Deferred Loan Fees	57	7
Allowance for Loan Losses	4,563	6,690

Net Loans	$338,515	$375,899

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and September 30, 2012:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
June 30, 2013	Current	Past Due	Past Due	or More	Total

Single family	$130,827	$1,530	$739	$2,277	$135,373
Multifamily	45,688	—	—	—	45,688
Commercial real estate	109,160	—	—	1,069	110,229
Construction and land development	8,740	51	—	—	8,791
Commercial business	21,836	—	33	—	21,869
Consumer and other:
Home equity lines of credit	14,341	203	—	413	14,957
Education	4,947	70	40	292	5,349
Other	869	3	2	5	879
	$336,408	$1,857	$814	$4,056	$343,135

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2012	Current	Past Due	Past Due	or More	Total

Single family	$147,197	$1,747	$1,112	$3,034	$153,090
Multifamily	38,491	—	—	—	38,491
Commercial real estate	130,237	—	169	2,376	132,782
Construction and land development	8,814	53	—	108	8,975
Commercial business	22,785	153	—	—	22,938
Consumer and other:
Home equity lines of credit	18,367	453	248	288	19,356
Education	5,449	61	85	114	5,709
Other	1,236	5	5	9	1,255
	$372,576	$2,472	$1,619	$5,929	$382,596

There were no loans past due ninety days or more still accruing interest as of June 30, 2013 and September 30, 2012.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012

Single family	$3,223	$4,610
Multifamily	2,659	2,789
Commercial real estate	1,105	2,376
Construction and land development	—	108
Commercial business	—	—
Consumer and other:
Home equity lines of credit	433	310
Education	331	199
Other	5	45
	$7,756	$10,437

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2013 and September 30, 2012:

June 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$130,055	$458	$122	$4,738	$—	$135,373
Multifamily	39,272	2,664	918	2,834	—	45,688
Commercial real estate	98,846	4,386	2,565	4,432	—	110,229
Construction and land development	8,431	168	—	192	—	8,791
Commercial business	17,586	2,520	974	789	—	21,869
Consumer and other:
Home equity lines of credit	14,513	—	—	444	—	14,957
Education	5,349	—	—	—	—	5,349
Other	874	—	—	5	—	879
Total	$314,926	$10,196	$4,579	$13,434	$—	$343,135

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$146,061	$470	$806	$5,753	$—	$153,090
Multifamily	29,948	5,208	—	3,335	—	38,491
Commercial real estate	114,755	5,246	1,795	10,986	—	132,782
Construction and land development	7,534	708	177	556	—	8,975
Commercial business	20,925	280	780	953	—	22,938
Consumer and other:
Home equity lines of credit	18,541	98	—	717	—	19,356
Education	5,709	—	—	—	—	5,709
Other	1,210	—	—	45	—	1,255
	$344,683	$12,010	$3,558	$22,345	$—	$382,596

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2013 and 2012:

Three Months Ended			Commercial	Construction and	Commercial	Consumer
June 30, 2013	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,834	$501	$1,894	$490	$601	$60	$5,380
Provision for loan losses	408	(172)	546	(284)	(323)	(25)	150
Loans charged-off	(425)	—	(595)	—	—	—	(1,020)
Recoveries	37	1	1	—	5	9	53
Ending balance	$1,854	$330	$1,846	$206	$283	$44	$4,563

Period-ended amount allocated for:
Individually evaluated for impairment	$316	$—	$17	$—	$—	$—	$333
Collectively evaluated for impairment	1,538	330	1,829	206	283	44	4,230
Ending Balance	$1,854	$330	$1,846	$206	$283	$44	$4,563

Loans:
Individually evaluated for impairment	$3,204	$2,659	$1,288	$192	$—	$145	$7,488
Collectively evaluated for impairment	132,169	43,029	108,941	8,599	21,869	21,040	335,647
Ending Balance	$135,373	$45,688	$110,229	$8,791	$21,869	$21,185	$343,135

Three Months Ended			Commercial	Construction and	Commercial	Consumer
June 30, 2012	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,605	$896	$3,291	$734	$926	$17	$7,469
Provision for loan losses	(199)	693	640	(80)	(122)	358	1,290
Loans charged-off	(59)	(436)	(1,107)	(482)	(236)	(260)	(2,580)
Recoveries	6	—	3	—	8	2	19
Ending balance	$1,353	$1,153	$2,827	$172	$576	$117	$6,198

Period-ended amount allocated for:
Individually evaluated for impairment	$365	$209	$333	$—	$—	$—	$907
Collectively evaluated for impairment	988	944	2,494	172	576	117	5,291
Ending Balance	$1,353	$1,153	$2,827	$172	$576	$117	$6,198

Loans:
Individually evaluated for impairment	$1,924	$4,410	$2,189	$251	$—	$60	$8,834
Collectively evaluated for impairment	157,108	35,865	125,844	14,222	20,464	26,802	$380,305
Ending Balance	$159,032	$40,275	$128,033	$14,473	$20,464	$26,862	$389,139

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended June 30, 2013 and 2012:

Nine Months Ended			Commercial	Construction and	Commercial	Consumer
June 30, 2013	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	2,030	(383)	172	111	(454)	(176)	1,300
Loans charged-off	(1,603)	—	(1,593)	(198)	(99)	(28)	(3,521)
Recoveries	37	1	18	—	26	12	94
Ending balance	$1,854	$330	$1,846	$206	$283	$44	$4,563

Period-ended amount allocated for:
Individually evaluated for impairment	$316	$—	$17	$—	$—	$—	$333
Collectively evaluated for impairment	1,538	330	1,829	206	283	44	4,230
Ending Balance	$1,854	$330	$1,846	$206	$283	$44	$4,563

Loans:
Individually evaluated for impairment	$3,204	$2,659	$1,288	$192	$—	$145	$7,488
Collectively evaluated for impairment	132,169	43,029	108,941	8,599	21,869	21,040	335,647
Ending Balance	$135,373	$45,688	$110,229	$8,791	$21,869	$21,185	$343,135

Nine Months Ended			Commercial	Construction and	Commercial	Consumer
June 30, 2012	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total

Allowance for loan losses:

Beginning balance	$1,440	$1,009	$3,367	$251	$1,095	$50	$7,212
Provision for loan losses	429	1,659	1,510	560	556	479	5,193
Loans charged-off	(538)	(1,555)	(2,134)	(639)	(1,124)	(495)	(6,485)
Recoveries	22	40	84	—	49	83	278
Ending balance	$1,353	$1,153	$2,827	$172	$576	$117	$6,198

Period-ended amount allocated for:
Individually evaluated for impairment	$365	$209	$333	$—	$—	$—	$907
Collectively evaluated for impairment	988	944	2,494	172	576	117	5,291
Ending Balance	$1,353	$1,153	$2,827	$172	$576	$117	$6,198

Loans:
Individually evaluated for impairment	$1,924	$4,410	$2,189	$251	$—	$60	$8,834
Collectively evaluated for impairment	157,108	35,865	125,844	14,222	20,464	26,802	380,305
Ending Balance	$159,032	$40,275	$128,033	$14,473	$20,464	$26,862	$389,139

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and nine months ended June 30, 2013, and 2012.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis for the periods presented.

				Three months ended		Nine months ended
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
June 30, 2013	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Single family	$2,764	$2,068	$—	$2,595	$8	$2,337	$22
Multifamily	3,013	2,659	—	2,216	—	3,469	—
Commercial real estate	1,107	1,105	—	1,706	—	3,180	—
Construction and land development	192	192	—	193	2	320	7
Commercial business	—	—	—	—	—	—	—
Consumer and other	223	145	—	128	—	107	—

With an allowance recorded:
Single family	1,204	1,136	316	818	6	1,171	18
Multifamily	—	—	—	454	—	468	—
Commercial real estate	186	183	17	1,258	3	1,732	9
Construction and land development	—	—	—	209	—	54	—
Commercial business	—	—	—	—	—	15	—
Consumer and other	—	—	—	—	—	—	—
	$8,689	$7,488	$333	$9,577	$19	$12,853	$56

				Three months ended		Nine months ended
	Unpaid		Allowance for	Average	Interest	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Recorded	Income
June 30, 2012	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized

With no related allowance recorded:
Single family	$1,152	$1,140	$—	$2,104	$—	$2,170	$1
Multifamily	4,109	3,455	—	2,216	—	3,469	82
Commercial real estate	1,003	669	—	1,706	—	3,180	1
Construction and land development	286	251	—	193	—	320	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	435	60	—	128	—	107	—

With an allowance recorded:
Single family	814	784	365	818	—	1,171	—
Multifamily	978	955	209	454	—	468	—
Commercial real estate	2,599	1,520	333	1,258	—	1,732	—
Construction and land development	—	—	—	209	—	54	—
Commercial business	—	—	—	179	—	15	—
Consumer and other	—	—	—	—	—	73	—
	$11,376	$8,834	$907	$9,265	$—	$12,759	$84

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following is a summary of troubled debt restructured loans (TDRs) at June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012

Troubled debt restructurings - accrual	$4,297	$6,302
Troubled debt restructurings - nonaccrual	4,696	1,289
	$8,993	$7,591

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

The following tables presents information related to loans modified in a TDR, by class, during the three months ended June 30, 2013 and 2012:

Three Months Ended June 30, 2013
Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	—	$—	$—	$—
Multifamily	3	2,659	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	3	$2,659	$—	$—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

	Three Months Ended June 30, 2012
		Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	1	$31	$—	$—
Multifamily	—	—	—	—
Commercial real estate	2	452	—	—
Construction and land development	1	635	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	4	$1,118	$—	$—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following tables presents information related to loans modified in a TDR, by class, during the nine months ended June 30, 2013 and 2012:

	Nine Months Ended June 30, 2013
		Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	1	$122	$—	$—
Multifamily	4	3,081	—	—
Commercial real estate	3	794	—	17
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	8	$3,997	$—	$17

	Nine Months Ended June 30, 2012
		Unpaid
		Principal	Balance in the ALLL
	Number of Modifications	Balance (at End of Period)	Prior to Modification	At Period End

Single family	20	$603	$—	$—
Multifamily	—	—	—	—
Commercial real estate	9	1,975	—	81
Construction and land development	1	635	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	30	$3,213	$—	$81

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following table presents a summary of loans modified in a TDR during the three months ended June 30, 2013 and 2012 by class and by type of modification:

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Three Months Ended	Interest to	To Below	To Interest	Amortization	Principal
June 30, 2013	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$—	$—
Multifamily	—	—	2,659	—	—		2,659
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$2,659	$—	$—	$—	$2,659

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Three Months Ended	Interest to	To Below	To Interest	Amortization	Principal
June 30, 2012	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$31	$31
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	452	452
Construction and land development	635	—	—	—	—	—	635
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$635	$—	$—	$—	$—	$483	$1,118

(1) Other modifications primarily include capitalization of property taxes.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 7.                                 Loans (Continued)

The following table presents a summary of loans modified in a TDR during the nine months ended June 30, 2013 and 2012 by class and by type of modification:

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Nine Months Ended	Interest to	To Below	To Interest	Amortization	Principal
June 30, 2013	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$122	$122
Multifamily	—	—	2,659	422	—		3,081
Commercial real estate	184	—	—	161	—	449	794
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$184	$—	$2,659	$583	$—	$571	$3,997

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Nine Months Ended	Interest to	To Below	To Interest	Amortization	Principal
June 30, 2012	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$302	$—	$—	$271	$30	$603
Multifamily	—	—	—	—	—	—	—
Commercial real estate	408	897	—	—	218	452	1,975
Construction and land development	635	—	—	—	—	—	635
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$1,043	$1,199	$—	$—	$489	$482	$3,213

(1) Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR that occurred during the three months or nine months ended June 30, 2013 and 2012.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of June, 2013 and September 30, 2012, loans of approximately $5,760 and $5,781, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 8.                                 Deposits

The following table presents the composition of deposits as of:

	June 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Noninterest bearing	$67,142	14.98%	$67,033	14.36%
Interest bearing	146,137	32.61%	153,824	32.96%
	213,279	47.59%	220,857	47.32%

Passbook and Statement Savings	117,878	26.30%	113,381	24.29%
Variable Rate Money Market Accounts	25,301	5.65%	23,595	5.05%
Certificates of Deposit	91,713	20.46%	108,925	23.34%

	$448,171	100.00%	$466,758	100.00%

Certificates of Deposit over one hundred thousand dollars totaled $21,585 and $27,795 as of June 30, 2013 and September 30, 2012, respectively.

Note 9.                                 Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2013 and September 30, 2012, the Bank is well capitalized under prompt corrective action regulation.

In connection with a formal written agreement between the Bank and its primary federal regulator, management instituted a business and capital plan to maintain the stability of the Bank.  This business and capital plan requires the Bank to maintain a Tier 1 (leverage) capital ratio of 8.00% and a total risk-based capital ratio of 12.00%.  The Bank has achieved these capital targets at June 30, 2013. The capital targets prescribed by the business and capital plan have been met through the disposition of problem assets, reduction of non-interest expenses, retention of earnings and completion of a plan of conversion (see Note 2).

On November 5, 2012, the Bank was notified by its primary regulator that it would be subject to higher minimum capital ratios as of December 31, 2012.  The higher minimum capital ratios are identical to the business and capital plan ratios noted above.  At June 30, 2013, the Bank was  in compliance with those ratios.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 9.                                 Regulatory Capital (Continued)

As of June 30, 2013 and September 30, 2012 the Bank was restricted from paying dividends to the Company without the prior consent of its primary regulator.  Regardless of formal regulatory restrictions, the Bank would not be allowed to pay dividends in amounts that would result in its capital levels being reduced below the minimum requirements to be adequately capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At June 30, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Westbury Bank	$66,488	18.64%	$28,529	8.00%	$35,661	10.00%
Tier 1 capital (to risk-weighted assets) Westbury Bank	62,029	17.39%	14,264	4.00%	21,397	6.00%
Tier 1 capital (to adjusted total assets) Westbury Bank	62,029	11.76%	21,090	4.00%	26,363	5.00%

At September 30, 2012

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Westbury Bank	$44,148	11.46%	$30,830	8.00%	$38,538	10.00%
Tier 1 capital (to risk-weighted assets) Westbury Bank	39,308	10.20%	15,415	4.00%	23,123	6.00%
Tier 1 capital (to adjusted total assets) Westbury Bank	39,308	7.68%	20,480	4.00%	25,600	5.00%

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 9.                                 Regulatory Capital (Continued)

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of June 30, 2013 and September 30, 2012:

	June 30,	September 30,
	2013	2012

Stockholders’ equity of the Bank	$67,241	$47,353
Less: Disallowed servicing assets	(183)	(189)
Unrealized (gain) loss on securities	601	(1,177)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(2,334)	(3,383)
Tier 1 and tangible capital	62,029	39,308
Plus: Allowable general valuation allowances	4,459	4,840
Risk-based capital	$66,488	$44,148

Note 10.                          Commitments

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

The following instruments were outstanding whose contract amounts represent credit risk:

	June 30,	September 30,
	2013	2012
Commitments to extend mortgage credit:
Fixed rate	$832	$812
Adjustable rate	790	118

Unused commercial loan and home equity lines of credit	$39,608	$36,553
Standby letters of credit	190	545
Commitment to sell loans	710	3,022

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 10.                          Commitments (Continued)

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2013 and September 30, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 11.                          Fair Value Measurements

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11.                          Fair Value Measurements (Continued)

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

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$7,650	$—	$7,650	$—
U.S. Government agency residential mortgage-backed securities	46,871	—	46,871	—
U.S. Government agency collateralized mortgage obligations	8,404	—	8,404	—
Municipal securities	34,195	—	34,195	—
Total securities available-for-sale	$97,120	$—	$97,120	$—

Derivatives	$568	$—	$568	$—
Liabilities
Derivatives	$568	$—	$568	$—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11.                          Fair Value Measurements (Continued)

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

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended June 30, 2013.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $1,319 and $5,559 have a valuation allowance of $333 and $1,491 included in the allowance for loan losses as of June 30, 2013 and September 30, 2012, respectively.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11.                          Fair Value Measurements (Continued)

Mortgage servicing rights:  Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of June 30, 2013, mortgage servicing rights with a carrying amount of $2,255 have a valuation allowance of $421 to reflect their fair value of $1,834.  As of September 30, 2012, mortgage servicing rights with a carrying amount of $2,655 have a valuation allowance of $762 to reflect their fair value of $1,893.

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
June 30, 2013	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Impaired loans	$986	$—	$—	$986
Foreclosed real estate	1,727	—	—	1,727
Mortgage Servicing Rights	1,834	—	—	1,834

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
September 30, 2012	Total	(Level 1)	(Level 2)	(Level 3)

Assets
Impaired loans	$4,068	$—	$—	$4,068
Foreclosed real estate	2,728	—	—	2,728
Mortgage Servicing Rights	1,893	—	—	1,893

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11.                          Fair Value Measurements (Continued)

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11.                          Fair Value Measurements (Continued)

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at June 30, 2013 and September 30, 2012.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2013
			Quoted Prices in	Significant Other	Significant Other
			Active Markets for	Observable	Unobservable
	Carrying	Estimated Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$67,943	$67,943	$67,943	$—	$—
Securities	97,120	97,120	—	97,120	—
Loans, net	338,515	339,596	—	—	339,596
Loans held for sale, net	710	710	—	710	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,834	1,834	—	1,834	—
Accrued interest receivable	1,702	1,702	1,702	—	—
Derivative asset	568	568	—	568	—

Financial liabilities:
Deposits	448,171	450,916	67,142	—	383,774
Notes payable	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	3,934	3,934	3,934	—	—
Accrued interest payable	29	29	29	—	—
Derivative liability	568	568	—	568	—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

(Dollars in Thousands, except per share data)

Note 11.                          Fair Value Measurements (Continued)

	September 30, 2012
			Quoted Prices in	Significant Other	Significant Other
			Active Markets for	Observable	Unobservable
	Carrying	Estimated Fair	Identical Assets	Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$33,141	$33,141	$33,141	$—	$—
Securities	64,532	64,532	—	64,532	—
Loans, net	375,899	384,318	—	—	384,318
Loans held for sale, net	3,022	3,022	—	3,022	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,893	1,893	—	1,893	—
Accrued interest receivable	1,907	1,907	1,907	—	—
Derivative asset	513	513	—	513	—

Financial liabilities:
Deposits	466,758	465,651	67,033	—	398,618
Notes payable	1,254	1,254	—	—	1,254
Advance payments by borrowers for property taxes and insurance	6,670	6,670	6,670	—	—
Accrued interest payable	38	38	38	—	—
Derivative liability	513	513	—	513	—

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

•                                          significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified or non-performing assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

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

•                                          changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments,  regulatory fees and compliance costs, and changes in the level of government support of housing finance;

•                                          our ability to manage our operations following increased leverage and risk-based capital requirements due to the implementation of Basel III by our regulators;

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

Overview

Westbury Bancorp, Inc. (“the Company”) completed its offering of 5,091,625 shares of common stock in connection with the conversion of WBSB Bancorp, MHC for an aggregate price of $50.9 million on April 9, 2013, and the shares began trading on the NASDAQ Capital Market on April 10, 2013. Westbury Bancorp, Inc. contributed $20.3 million of the net proceeds of the offering to Westbury Bank (“the Bank”), and contributed $1.0 million (consisting of 50,916 shares of common stock and $490,840 of the net proceeds) to The Westbury Bank Charitable Foundation, which was formed in connection with the conversion.  This contribution was expensed during the quarter ended June 30, 2013.  In addition, $1.3 million of the net proceeds were used to repay principal and interest outstanding on certain notes payable, including approximately $357,000 paid to Third Floor Mgmt., LLC, an entity owned by certain of the directors and officers of the Company and the Bank; $4.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan; and $18.6 million of the net proceeds were retained by the Company.

The Company is a savings and loan holding company and is subject to regulation by the Board of Governors of the Federal Reserve System.  The Company’s business activities are limited to oversight of its investment in the Bank.

The Bank provides a full range of banking and mortgage services to individual and business customers through its 12 offices located in Washington, Waukesha and Milwaukee counties in Wisconsin.  The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

We recorded earnings of $721,000 for the nine months ended June 30, 2013, compared to a net loss of $3.7 million for the nine months ended June 2012, an improvement of $4.4 million.  As a result of a one-time contribution to the Westbury Bank Charitable Foundation of $1.0 million, we reported a net loss of $446,000 for the quarter ended June 30, 2013, compared to a net loss for the quarter ended June 30, 2012 of $78,000. Without the effects of this contribution, net income for the quarter was $154,000 and net income for the nine months was $1.3 million.

We have continued to make significant progress in reducing our levels of non-performing and classified assets.  Total nonperforming assets were $9.5 million at June 30, 2013, compared to $13.2 million at September 30, 2012 and $17.4 million at June 30, 2012.  Total classified assets were $15.2 million at June 30, 2013, compared to $25.3 million at September 30, 2012 and $31.2 million at June 30, 2012.

With the completion of our stock offering during the period, we experienced a significant increase in liquidity.  During the period, we systematically added funds to our investment portfolio, primarily in mortgage-backed securities and municipal bonds, in order to generate increased interest income relative to the earnings available on overnight funds.  These purchases had a positive impact on earnings for the quarter, but because they were made throughout the quarter, the full effect was not reflected in our quarterly results.  In addition, we intend to prudently increase our loan portfolio in the future as our pipeline of loans has expanded due to the efforts of our commercial lenders.  We expect the increase in the loan portfolio to positively impact our net interest margin in future periods.

Rates on fixed rate mortgages began to increase quickly in May 2013 as yields on US Treasury bonds with maturities of five years and longer increased in response to market expectations that the Federal Reserve Board of Governors intended to curtail its program of purchasing debt securities in the open market at an earlier date than previously expected.  As a result, we have seen fixed rate loan applications decline during the quarter and expect that trend to continue if mortgage rates remain at or above their current levels.  We are reviewing internal processes and staffing in our residential lending operation to ensure that we have properly matched staffing with expected volumes.  In addition, we are working to focus more on portfolio lending as demand in the secondary market has dropped.

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Total Assets.  Total assets increased by $24.0 million, or 4.4%, to $550.5 million at June 30, 2013, from $526.5 million at September 30, 2012.  The increase was primarily the result of increases in cash and cash equivalents of $34.8 million and securities available for sale of $32.6 million, offset by decreases in net loans of $37.4 million and real estate held for investment of $2.3 million.

Net Loans.  Net loans decreased by $37.4 million, or 9.9%, to $338.5 million at June 30, 2013 from $375.9 million at September 30, 2012.  Single family loans decreased $17.7 million, commercial real estate loans decreased $22.6 million, and home equity lines of credit decreased $4.4 million, during the nine months ended June 30, 2013, while multifamily loans increased by  $7.2 million.  Decreases in net loans reflect strong competition for commercial business, commercial real estate and multi-family loans in our market area in the current low interest rate environment and continued refinancing from adjustable to fixed rate loans by residential loan customers, as well as our decision to manage loan growth in order to improve capital ratios and reduce expenses.

Investment Securities.  Investment securities available for sale increased $32.6 million, or 50.5%, to $97.1 million at June 30, 2013, from $64.5 million at September 30, 2012, as a result of the investment of the proceeds from our recent stock conversion.  Management intends to prudently use a portion of the liquidity in the investment portfolio to fund future growth in the loan portfolio.

Mortgage-backed securities and collateralized mortgage obligations increased $14.0 million, to $55.3 million at June 30, 2013 from $41.3 million at September 30, 2012, U.S. government and agency securities increased $4.7 million, to $7.7 million at June 30, 2013 from $3.0 million at September 30, 2012, and municipal securities increased $13.9 million, to $34.2 million at June 30, 2013 from $20.3 million at September 30, 2012.  Net unrealized gain on securities decreased $3.0 million from September 30, 2012 to June 30, 2013, reflecting the market values of the remaining securities after an increase in market interest rates and the recognition of gains on sale of investment securities of $232,000 during the nine month period.  At June 30, 2013, investment securities classified as available-for-sale consisted entirely of U.S. government and agency securities, U.S. government agency collateralized mortgage obligations, U.S. government agency residential mortgage-backed securities, and municipal securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $1.0 million, or 37.0% to $1.7 million at June 30, 2013 from $2.7 million at September 30, 2012, as we sold $2.8 million of foreclosed properties, foreclosed on $2.1 million of non-performing loans and recorded valuation adjustments of $355,000 during the nine month period.  At June 30, 2013, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties, the largest of which was a land development with a carrying value of $551,000.

Bank Owned Life Insurance.  Bank-owned life insurance (“BOLI”), which provides us with a funding source for certain of our employee benefit plan obligations, increased $315,000, to $12.3 million at June 30, 2013, from $11.9 million at September 30, 2012.  We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies.  BOLI also generally provides us other income that is non-taxable.

Deposits.  Deposits decreased $18.6 million, or 4.0%, to $448.2 million at June 30, 2013, from $466.8 million at September 30, 2012.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts decreased $1.3 million, or 0.4%, to $356.5 million at June 30, 2013, from $357.8 million at September 30, 2012.  Certificates of deposit decreased $17.2 million, or 15.8%, to $91.7 million at June 30, 2013, from $108.9 million at September 30, 2012.   The decrease in certificates of deposit is attributed primarily to customers’ reinvestment decisions resulting from the decline in interest rates.  The overall decrease in deposits reflected our plan to manage deposit levels in order to improve capital ratios at the Bank prior to the successful completion of our stock conversion in April 2013.

Other Liabilities.  Notes payable decreased by $1.3 million to $0 at June 30, 2013,  In April 2013, we used a portion of the proceeds from our stock offering to pay down all principal and interest outstanding on notes payable.  Advance payments by borrowers for property taxes and insurance decreased $2.8 million to $3.9 million at June 30, 2013 from $6.7 million at September 30, 2012 due to the normal payment flow into those accounts by customers during the year culminating with disbursements in December to enable the payment of mortgagees’ property taxes.  Other liabilities increased $3.0 million, or 61.2%, to $7.9 million at June 30, 2013, from $4.9 million at September 30, 2012 reflecting an increase in pending purchases of investment securities of $3.7 million at June 30, 2013 from $0 at September 30, 2012 offset by normal fluctuation in accrued expenses and accounts payable.

Total Equity.  Total equity increased $43.6 million, or 92.9%, to $90.5 million at June 30, 2013, from $46.9 million at September 30, 2012.  The increase resulted primarily from proceeds of our stock offering of $44.7 million and net income of $721,000 during the nine months ended June 30, 2013, offset by a decrease of $1.8 million in net unrealized gains (losses) on securities available for sale.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

			Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2013:
Real estate loans:
One- to four-family	16	$1,530	6	$739	30	$2,277	52	$4, 546
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	2	1,069	2	1,069
Construction and land	2	51	—	—	—	—	2	51
Total real estate	18	1,581	6	739	32	3,346	56	5,666
Commercial business loans	—	—	1	33	—	—	1	33
Consumer loans:
Home equity lines of credit	7	203	—	—	7	413	14	616
Education	8	70	1	40	22	292	31	402
Automobile	1	3	1	2	2	1	4	6
Other consumer loans	—	—	—	—	3	4	3	4
Total consumer loans	16	276	2	42	34	710	52	1,028
Total	34	$1,857	9	$814	66	$4,056	109	$6,727

At September 30, 2012:
Real estate loans:
One- to four-family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

The decrease in delinquent loans at June 30, 2013, compared to September 30, 2012, is primarily attributed to a decrease in one-to-four family loan delinquencies of $1.3 million and a decrease in commercial real estate delinquencies of $1.5 million.

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention as of the date indicated:

	At June 30,	At September 30,
	2013	2012
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$1,671	$1,485
Multi-family	175	546
Commercial	3,327	8,610
Construction and land	192	448
Total real estate loans	5,365	11,089
Commercial business loans	789	953
Consumer loans:
Home equity lines of credit	11	407
Other consumer loans	—	—
Total consumer loans	11	407
Total substandard — performing	6,165	12,449

Substandard — Nonperforming:
Real estate loans:
One- to four-family	3,067	4,268
Multi-family	2,659	2,789
Commercial	1,105	2,376
Construction and land	—	108
Total real estate loans	6,831	9,541
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	433	310
Other consumer loans	5	45
Total consumer loans	438	355
Total substandard — nonperforming	7,269	9,896

Total classified loans	13,434	22,345

Securities(1)	—	230
Foreclosed real estate	1,727	2,728

Total classified assets	$15,161	$25,303

Special mention:
Real estate loans:
One- to four-family	$122	$806
Multi-family	918	—
Commercial	2,565	1,795
Construction and land	—	177
Total real estate loans	3,605	2,778
Commercial business loans	974	780
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	4,579	3,558

Total classified assets and special mention loans	$19,740	$28,861

(1)         Represents municipal bonds that management believed it was appropriate to classify as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2012 to June 30, 2013, was primarily due to the disposition of foreclosed real estate and the repayment of classified loans.

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

	At June 30, 2013	At September 30, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,223	$4,610
Multi family	2,659	2,789
Commercial	1,105	2,376
Construction and land	—	108
Total real estate	6,987	9,883
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	433	310
Education	331	199
Automobile	1	3
Other consumer loans	4	42
Total consumer loans	769	554
Total nonaccrual loans(1)	7,756	10,437

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Automobile	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—

Total non-performing loans	7,756	10,437

Foreclosed assets:
One- to four-family	396	591
Multi-family	551	410
Commercial real estate	471	684
Construction and land	309	1,043
Commercial assets	—	—
Consumer	—	—
Total foreclosed assets	1,727	2,728

Total nonperforming assets	$9,483	$13,165

Performing troubled debt restructurings	$4,297	$6,302

Ratios:
Nonperforming loans to total loans	2.26%	2.73%
Nonperforming assets to total assets	1.72%	2.50%
Nonperforming assets and troubled debt restructurings to total assets assetsassets	2.50%	3.70%

(1)         Includes $4.1 million and $1.3 million, respectively, of troubled debt restructurings that were on non-accrual status at June 30, 2013 and September 30, 2012.

The decrease in non-performing assets from September 30, 2012 to June 30, 2013, was primarily due to the disposition of foreclosed real estate and the repayment of non-performing loans.

Interest income that would have been recorded for the nine months ended June 30, 2013, had non-accruing loans been current according to their original terms, amounted to $253,000.  Interest of approximately $56,000 related to these loans was included in interest income for the nine months ended June 30, 2013.

Other Loans of Concern.   There were no other loans at June 30, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012

General.  Net loss for the three months ended June 30, 2013 was ($446,000), compared to ($78,000) for the three months ended June 30, 2012. The increase in net loss was primarily due to decreases in net interest income of $528,000, noninterest income of $606,000 and an increase in noninterest expense of $585,000 offset by decreases in provisions for loan losses of $1.1 million and in income taxes of $211,000.

Interest and Dividend Income. Interest and dividend income decreased $785,000, or 14.5%, to $4.6 million for the three months ended June 30, 2013 from $5.4 million for the three months ended June 30, 2012. This decrease was primarily attributable to a $694,000 decrease in interest and fee income on loans receivable and a $105,000 decrease in interest and dividend income on investment securities.  The average balance of loans during the three months ended June 30, 2013 decreased $41.8 million to $347.2 million from $389.0 million for the three months ended June 30, 2012. The average yield on loans decreased by 19 basis points to 4.89% for the three months ended June 30, 2013 from 5.08% for the three months ended June 30, 2012.  The average balance of investment securities increased $3.7 million to $78.2 million for the three months ended June 30, 2013 from $74.5 million for the three months ended June 30, 2012, while the average yield on investment securities decreased by 66 basis points to 1.82% for the three months ended June 30, 2013 from 2.48% for the three months ended June 30, 2012.   The decrease in yields on loans and securities reflect the effects of the prolonged low interest rate environment as loans and securities are originated or repriced at lower rates.  The decrease in loan balances resulted from our strategy to manage loan growth in order to improve capital ratios and reduce expenses prior to the completion of our stock offering.

Interest Expense. Total interest expense decreased $257,000, or 34.4%, to $490,000 for the three months ended June 30, 2013 from $747,000 for the three months ended June 30, 2012.  Interest expense on deposit accounts decreased $235,000 to $488,000 for the three months ended June 30, 2013 from $723,000 for the three months ended June 30, 2012.  The decrease was primarily due to a decrease in the average cost of deposits to 0.43% for the three months ended June 30, 2013 from 0.61% for the three months ended June 30, 2012, reflecting the declining interest rate environment, and by a decrease of $23.9 million in the average balance of deposits to $470.7 million for the three months ended June 30, 2013 from $494.6 million for the three months ended June 30, 2012.

Net Interest Income. Net interest income decreased $528,000, or 11.5%, to $4.1 million for the three months ended June 30, 2013 from $4.7 million for the three months ended June 30, 2012.  The decrease reflected a decline in the average interest-earning assets of $4.2 million, or 0.9%, to $470.8 million for the three months ended June 30, 2013, from $475.0 million for the three months ended June 30, 2012, and a decrease in the average deposits and interest-bearing liabilities of $24.2 million, or 4.9%

to $471.7 million for the three months ended June 30, 2013, from $495.9 million for the three months ended June 30, 2012.  The decreases in average balances outstanding resulted in a decrease in our net interest margin to 3.52% for the three months ended June 30, 2013 from 3.93% for the three months ended June 30, 2012.  The decrease in our interest rate spread and net interest margin also reflect the effects of the prolonged low interest rate environment as downward pressure continues on loan pricing while we have less ability to continue to lower rates on transaction accounts.  The change in asset mix with growth in the investment portfolio also negatively impacted the margin and spread as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $150,000 for the three months ended June 30, 2013, and $1.3 million for the three months ended June 30, 2012.  The allowance for loan losses was $4.6 million, or 1.3% of total loans, at June 30, 2013, compared to $6.7 million, or 1.8% of total loans, at September 30, 2012, and $6.2 million, or 1.6% of total loans, at June 30, 2012.  Total nonperforming loans were $7.8 million at June 30, 2013, compared to $10.4 million at September 30, 2012, and $13.8 million at June 30, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 58.8% at June 30, 2013, compared to 64.1% at September 30, 2012, and 44.8% at June 30, 2012.  Total classified assets were $15.2 million at June 30, 2013, compared to $25.3 million at September 30, 2012, and $31.2 million at June 30, 2012.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2013, September 30, 2012, and June 30, 2012.

Non-Interest Income.  Non-interest income decreased $606,000, or 23.3%, to $2.0 million for the three months ended June 30, 2013, from $2.6 million for the three months ended June 30, 2012. The decrease was primarily related to a decrease in service fees on deposit accounts of $226,000, a decrease in gain on sales of loans of $144,000 and a decrease in the gain on sales of securities of $167,000 for the three months ended June 30, 2013, from the three months ended June 30, 2012.  The decrease in service fees on deposit accounts resulted from pricing changes implemented during the first quarter and decreases in transaction account balances.  The decrease in gain on sales of loans resulted from the slowing of demand for fixed rate mortgages during the quarter.  The decrease in the gain on sales of securities resulted as we curtailed our program of managing the balance sheet to maintain capital ratios as our conversion to stock was completed during the quarter.

Non-Interest Expense.  Non-interest expense increased $585,000, or 9.4%, to $6.8 million for the three months ended June 30, 2013, from $6.2 million for the three months ended June 30, 2012. The increase was caused by the contribution of $1.0 million to the Westbury Bank Charitable Foundation upon completion of our stock offering.  This increase in charitable contributions was offset by reductions of $562,000 in the net loss from operations and sales of foreclosed real estate as we had less foreclosed real estate to manage in the three months ended June 30, 2013.

Provision for Income Taxes.  Income tax benefit was $340,000 for the three months ended June 30, 2013, compared to $129,000 for the three months ended June 30, 2012.  The effective tax rate as a percent of pre-tax loss was 43.3% and 62.3% for the three months ended June 30, 2013 and 2012, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2013 and June 30, 2012

General.  Net income for the nine months ended June 30, 2013, was $721,000, compared to net loss of $(3.7 million) for the nine months ended June 30, 2012, an increase of $4.4 million. The increase in net income was primarily due to a decrease in provision for loan losses of $3.9 million and a decrease in noninterest expense of $2.5 million, offset by decreases in net interest income of $1.5 million and noninterest income of $395,000.

Interest and Dividend Income. Interest and dividend income decreased $2.5 million, or 14.8%, to $14.4 million for the nine months ended June 30, 2013, from $16.9 million for the nine months ended June 30, 2012. This decrease was primarily attributable to a $2.0 million decrease in interest and fee income on loans receivable and a $487,000 decrease in interest and dividend income on investment securities and interest bearing deposits.  The average balance of loans during the nine months ended June 30, 2013 decreased $38.2 million to $360.6 million from $398.8 million for the nine months ended June 30, 2012. The average yield on loans decreased by 21 basis points to 4.92% for the nine months ended June 30, 2013 from 5.13% for the nine months ended June 30, 2012.  The average balance of investment securities decreased $20.2 million to $65.0 million for the nine months ended June 30, 2013, from $85.2 million for the nine months ended June 30, 2012, while the average yield on investment securities decreased by 28 basis points to 2.03% for the nine months ended June 30, 2013 from 2.31% for the nine months ended June 30, 2012.

Interest Expense. Total interest expense decreased $1.0 million, or 37.0%, to $1.7 million for the nine months ended June 30, 2013, from $2.7 million for the nine months ended June 30, 2012.  Interest expense on deposit accounts decreased $907,000, or 36.2%, to $1.6 million for the nine months ended June 30, 2013 from $2.5 million for the nine months ended June 30, 2012.  The decrease was primarily due to a decrease in the average cost to 0.46% for the nine months ended June 30, 2013 from 0.66% for the nine months ended June 30, 2012 reflecting the declining interest rate environment, and by a decrease of $41.8 million, or 8.2%, in the average balance of deposits to $470.0 million for the nine months ended June 30, 2013 from $511.8 million for the nine months ended June 30, 2012.

Interest expense on Federal Home Loan Bank of Chicago advances decreased $83,000 to $0 for the nine months ended June 30, 2013 from $83,000 for the nine months ended June 30, 2012.  The average balance of advances decreased by $3.3 million to $0 for the nine months ended June 30, 2013 from $3.3 million for the nine months ended June 30, 2012, as we repaid the entire outstanding balance in March, 2012.

Net Interest Income. Net interest income decreased $1.5 million, or 10.6%, to $12.7 million for the nine months ended June 30, 2013 from $14.2 million for the nine months ended June 30, 2012.  The decrease reflected a decrease in the average interest-earning assets of $44.1 million, or 8.9%, to $451.0 million for the nine months ended June 30, 2013, from $495.1 million for the nine months ended June 30, 2012, offset by a decrease in average deposits and interest-bearing liabilities of $46.4 million to $471.2 million for the nine months ended June 30, 2013, from $517.6 million for the nine months ended June 30, 2012.  In addition, we experienced a decrease in our interest rate spread to 3.77% for the nine months ended June 30, 2013 from 3.84% for the nine months ended June 30, 2012, and a decrease in our net interest margin to 3.75% for the nine months ended June 30, 2013 from 3.81% for the nine months ended June 30, 2012.  The decrease in our interest rate spread and net interest margin also reflects the effects of the prolonged low interest rate environment as downward pressure continues on loan pricing while we have less ability to continue to lower rates on transaction accounts.  The change in asset mix with growth in the investment portfolio also negatively impacted the margin and spread as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.3 million for the nine months ended June 30, 2013 and $5.2 million for the nine months ended June 30, 2012.  For additional information regarding our allowance for loan losses and certain related ratios at June 30, 2013, September 30, 2012 and June 30, 2012, see “—Comparison of Operating Results for the Three Months Ended June 30, 2013 and June 30, 2012—Provision for Loan Losses” above.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2013, September 30, 2012 and June 30, 2012.

Non-Interest Income.  Non-interest income decreased $395,000, or 5.2%, to $7.2 million for the nine months ended June 30, 2013 from $7.6 million for the nine months ended June 30, 2012. The decrease was primarily related to decreases in service fees on deposit accounts of $510,000 resulting from decreased numbers of transaction accounts, gains on sales of securities of $211,000 resulting from reduced sales activity as the bank slowed its pace of balance sheet reduction, gains on sales of branches and other assets of $239,000 and rental income from real estate operations of $290,000 resulting from the sale of real estate held for investment offset by an increase in servicing fee income, net of amortization and impairment, of $1.0 million resulting from recapture of a portion of the valuation reserve on mortgage servicing rights as rising mortgage rates caused the expected life of our residential mortgage loan servicing portfolio to increase.

Non-Interest Expense.  Non-interest expense decreased $2.5 million, or 12.4% to $17.6 million for the nine months ended June 30, 2013 from $20.1 million for the nine months ended June 30, 2012. The decrease primarily reflected a decrease in salaries and employee benefits expense and commission expense of $1.9 million and a decrease in occupancy expense of $270,000, both of which are associated with the closing or sale of branches and related reductions in staff full time equivalents, and a $1.6 million decrease in net loss from operation and sale of foreclosed real estate, offset by the contribution of $1.0 million to the Westbury Bank Charitable Foundation.

Provision for Income Taxes.  Income tax expense was $229,000 for the nine months ended June 30, 2013 compared to $68,000 for the nine months ended June 30, 2012.  The effective tax rate as a percent of pre-tax income (loss) was 24.1% and (1.9%) for the nine months ended June 30, 2013 and 2012, respectively.  The increase in the effective tax rate for the nine months ended June 30, 2013 was due to the return to profitability during 2013 and adjustments to the valuation allowance for deferred tax assets during the nine months ended June 30, 2012.

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

	For the Three Months Ended June 30,
		2013			2012
	At June 30, 2013				Average
	Average	Average Outstanding			Outstanding
	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	4.67%	$347,238	$4,247	4.89%	$388,958	$4,941	5.08%
Securities	2.01%	78,184	356	1.82%	74,465	461	2.48%
Fed funds sold and other interest-earning deposits	0.31%	45,416	30	0.26%	11,581	16	0.55%
Total interest-earning assets		470,838	4,633	3.94%	475,004	5,418	4.56%
Noninterest-earning assets		110,168			76,614
Total assets		$581,006			$551,618

Liabilities and equity:
Noninterest-bearing demand deposits	—%	$19,652	$—	—%	$21,939	$—	—%

Checking accounts	0.42%	$236,677	129	0.22%	$206,225	179	0.35%
Passbook and statement savings	0.18%	93,642	54	0.23%	117,437	77	0.26%
Variable rate money market	0.19%	25,624	10	0.16%	32,042	23	0.29%
Certificates of deposit	1.14%	95,129	295	1.24%	116,971	444	1.52%
Total interest bearing deposits		451,072	488	0.43%	472,675	723	0.61%
Total deposits		470,724	488	0.41%	494,614	723	0.58%
FHLB advances	—%	—	—	—%	—	—	—%
Notes payable	—%	969	2	0.83%	1,254	24	7.66%
Total deposits and interest-bearing liabilities		471,693	490	0.42%	495,868	747	0.60%

Other liabilities		18,430			8,087
Total liabilities		490,123			503,955
Equity		90,883			47,663
Total liabilities and equity		$581,006			$551,618

Net interest income			$4,143			$4,671
Net interest rate spread(1)				3.52%			3.96%
Net interest-earning assets		$(855)			$(20,864)
Net interest margin(1)				3.52%			3.93%
Average of interest-earning assets to interest-bearing liabilities				99.8%			95.8%

(1) Annualized.

		For the Nine Months Ended June 30,
		2013			2012
	At June 30, 2013				Average
	Average	Average Outstanding			Outstanding
	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in
	thousands)
Assets:
Loans	4.67%	$360,646	$13,307	4.92%	$398,756	$15,335	5.13%
Securities	2.01%	65,044	990	2.03%	85,204	1,477	2.31%
Fed funds sold and other interest-earning deposits	0.31%	25,272	68	0.36%	11,127	65	0.78%
Total interest-earning assets		450,962	14,365	4.25%	495,087	16,877	4.55%
Noninterest-earning assets		94,270			87,826
Total assets		$545,232			$582,913

Liabilities and equity:
Noninterest-bearing demand deposits	—%	$20,521	$—	—%	$20,868	$—	—%

Checking accounts	0.42%	$233,008	412	0.24%	$217,620	649	0.40%
Passbook and statement savings	0.18%	95,512	181	0.25%	116,242	237	0.27%
Variable rate money market	0.19%	20,499	39	0.25%	32,214	103	0.43%
Certificates of deposit	1.14%	100,492	991	1.31%	124,888	1,541	1.65%
Total interest bearing deposits		449,511	1,623	0.48%	490,964	2,530	0.69%
Total deposits		470,032	1,623	0.46%	511,832	2,530	0.66%
FHLB advances	—%	—	—	—%	3,339	83	3.31%
Notes payable	—%	1,159	46	5.29%	2,424	113	6.22%
Total deposits and interest-bearing liabilities		471,191	1,669	0.47%	517,595	2,726	0.70%

Other liabilities		12,746			8,433
Total liabilities		483,937			526,028
Equity		61,295			56,885
Total liabilities and equity		$545,232			$582,913

Net interest income			$12,696			$14,151
Net interest rate spread(1)				3.77%			3.84%
Net interest-earning assets		$(20,229)			$(22,508)
Net interest margin(1)				3.75%			3.81%
Average of interest-earning assets to interest-bearing liabilities				95.7%			95.7%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $6.7 million and $1.2 million for the nine months ended June 30, 2013 and June 30, 2012, respectively.  Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $3.2 million and $62.3 million for the nine months ended June 30, 2013 and June 30, 2012, respectively.  During the nine months ended June 30, 2013, we purchased $57.3 million and sold $11.6 million in securities held as available-for-sale, and during the nine months ended June 30, 2012, we purchased $21.1 million and sold $33.3 million in securities held as available-for-sale.  For the nine months ended June 30, 2013, net cash provided by financing activities, consisting primarily of our stock offering, offset by decreases in deposit accounts and the repayment of notes payable, was $24.9 million. For the nine months ended June 30, 2012, net cash used in financing activities was $64.2 million consisting primarily of decreases in deposit accounts and the repayment of FHLB advances and notes payable resulting from our strategy, prior to the completion of the stock offering, of managing growth to preserve capital ratios and reduce expenses.

At June 30, 2013, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $62.0 million, or 11.76% of adjusted total assets, which is above the required level of $21.1 million, or 4.00%; and total risk-based capital of $66.5 million, or 18.64% of risk-weighted assets, which is above the required level of $28.5 million, or 8.00%.  Accordingly, Westbury Bank was categorized as well capitalized at June 30, 2013.  At June 30, 2013, Westbury Bank was in full compliance with the capital plan it had submitted to the OCC and with the individual minimum capital requirement imposed by the OCC.

At June 30, 2013, we had outstanding commitments to originate loans of $1.6 million and stand-by letters of credit of $190,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2013 totaled $55.1 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or the proceeds from our recent stock offering or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Counsel is unable to give an opinion as to the likely outcome.  Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                 Unregistered Sales of Equity Securities.  None.

(b)                                 Use of Proceeds.  On October 25, 2012, Westbury Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of WBSB Bancorp, MHC and the related offering of common stock by Westbury Bancorp, Inc. The Registration Statement (File No. 333-184594) was declared effective by the Securities and Exchange Commission on February 11, 2013.  Westbury Bancorp, Inc. registered 5,091,625 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $50.9 million. The stock offering commenced on February 21, 2013, and ended on March 19, 2013.  The issuance of shares was completed on April 9, 2013 and the shares began trading on April 10, 2013.

Westbury Bancorp, Inc. contributed $20.3 million of the net proceeds of the offering to Westbury Bank, and contributed $1.0 million (consisting of 50,916 shares of common stock and $490,840 of the net proceeds) to The Westbury Bank Charitable Foundation, which was formed in connection with the conversion.  In addition, $1.3 million of the net proceeds were used to repay principal and interest outstanding on certain notes payable, including approximately $357,000 paid to Third Floor Mgmt., LLC, an entity owned by certain of the directors and officers of Westbury Bancorp, Inc. and Westbury Bank; $4.1 million of the net proceeds were used to fund the loan to the employee stock ownership plan; and $18.6 million of the net proceeds were retained by Westbury Bancorp, Inc.

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

Date: August 14, 2013

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to The Consolidated Financial Statements**

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