Form 10-K
period 2013-09-30
Westbury Bancorp, Inc.
filed 2013-12-24
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-35871

WESTBURY BANCORP, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1834307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 South Main Street, West Bend, Wisconsin	53095
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (262) 334-5563

Securities registered pursuant to Section 12(b) of the Act: None

(Title of each class to be registered)	(Name of each exchange on which each class is to be registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in

Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 23, 2013, there were 5,142,541 issued and outstanding shares of the Registrant’s Common Stock. The Registrant was not a reporting company as of the end of its last completed second fiscal quarter. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on April 11, 2013 (the first day the shares of common stock were publicly traded) was $61.9 million.

PART I

ITEM 1.	Business
Forward Looking Statements
This annual report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.
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

•
our ability to comply with the terms of the Formal Written Agreement and the MOU, including business and capital plans submitted to our regulators, and the IMCR imposed by the OCC, and our ability to successfully conduct our operations while subject to regulatory restrictions on our activities;

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

•
changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, particularly the new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	risks and costs associated with operating as a publicly traded company;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.
General
Westbury Bancorp, Inc.
Westbury Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland on August 10, 2012 and became the savings and loan holding company for Westbury Bank (the “Bank”), following the consummation of the mutual-to-stock conversion of WBSB Bancorp, MHC, the Bank’s former mutual holding company, which was completed on April 9, 2013.
As a registered savings and loan holding company, the Company is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. We currently have no understandings or other agreements to acquire other financial institutions although we may determine to do so in the future. We may also borrow funds for reinvestment in Westbury Bank.

Westbury Bank
Westbury Bank is a federally-chartered savings bank headquartered in West Bend, Wisconsin. Westbury Bank was organized as a state-chartered mutual savings and loan association in 1926 under the name West Bend Savings and Loan Association. In 1993, West Bend Savings and Loan Association converted to a state-chartered savings bank and changed its name to West Bend Savings Bank. In 2001, we reorganized into a mutual holding company structure by forming WBSB Bancorp, MHC and converted West Bend Savings Bank to a federally-chartered savings bank. In 2008, we acquired Continental Savings Bank, a traditional thrift with $203.6 million in assets, $23.9 million in equity and seven offices in the Milwaukee metropolitan area, in a merger of mutually-owned institutions. In connection with the merger, West Bend Savings Bank changed its name to Westbury Bank.
On September 5, 2012, the Board of Directors of WBSB Bancorp, MHC (“MHC”) adopted a plan of conversion and reorganization (“The Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System. The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting held on April 1, 2013. The Plan provided for the reorganization of the MHC from a federally chartered mutual holding company into a stock holding company, Westbury Bancorp, Inc. (the “Company”) and an offering by the Company of shares of its common stock to eligible depositors of Westbury Bank (the “Bank”) and the public. The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The reorganization and conversion was completed with the sale of 5,091,625 shares on April 9, 2013 and shares of the Company began trading on April 10, 2013.

In addition, in conjunction with the reorganization and conversion in April 2013 the Company contributed a total of $1,000 (consisting of 50,916 shares of common stock and $491 in cash) to a charitable foundation that the Bank has established. The foundation was organized as Westbury Bank Charitable Foundation.

At September 30, 2013, we had total assets of $543.3 million, net loans of $342.8 million, total deposits of $441.0 million and stockholders' equity of $90.6 million.

Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. Unlike most thrift institutions, a significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals as a result of changes in interest rates than certificates of deposit, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2013, approximately 79.7% of our deposits were transaction accounts, which we attribute to successful branding initiatives, especially with respect to younger customers. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
Market Area
We conduct business through our main office located in West Bend, Wisconsin, our 12 branch offices in West Bend, Brookfield, Brown Deer, Germantown, Hartford, Jackson, Kewaskum, Colgate, Richfield and Slinger, Wisconsin, and two home loan centers in West Bend and Milwaukee, Wisconsin from which we originate residential mortgages. We also operate three free-standing ATMs in West Bend and Kewaskum, Wisconsin at locations other than our branches. Ten of our branches, one of our home loan centers and all three of our free-standing ATMs are located in Washington County, our Brookfield branch is located in Waukesha County, and our Brown Deer branch and one of our home loan centers are located in Milwaukee County. West Bend, Wisconsin is located in southeastern Wisconsin on the Highway 45 corridor, approximately 40 miles northwest of downtown Milwaukee, Wisconsin, and approximately 75 miles northeast of Madison, Wisconsin.
Our primary market area consists of Washington and Waukesha Counties, Wisconsin and, to a lesser extent, northern Milwaukee County, Wisconsin. Although our current operations are not focused in central and southern Milwaukee County, we are affected by conditions in central and southern Milwaukee County because our loan portfolio includes loans that are secured by real estate or that have borrowers located in central and southern Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County. Our primary market area includes small towns and rural communities, as well as the northwest suburbs of Milwaukee. Our market area was historically a manufacturing and agricultural-based economy, including machine tooling, metal fabrication, printing, pharmaceutical distribution, photo finishing and trucking, with recent developments in the bio-medical, renewable energy and power systems industries. The economy in our market area also has a significant service component, particularly the food and beverage industries. The regional economy is fairly diversified, supported by government, wholesale and retail trade, manufacturing and agriculture.
Lending Activities
Our principal lending activity is originating one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, multi-family loans, and, to a lesser extent, consumer loans, including home equity lines of credit, construction loans, and automobile loans. We also have a modest portfolio of education loans, although we no longer originate education loans. In recent years, we have increased and, subject to market conditions and our asset-liability analysis, expect to continue to increase our focus on commercial business, commercial real estate and multi-family lending, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also sell in the secondary market a significant portion of the fixed-rate residential mortgage loans that we originate, generally on a servicing-retained, non-recourse basis, while retaining shorter-term fixed-rate residential mortgage loans and adjustable rate residential mortgage loans, in order to manage the maturity and time to repricing of our loan portfolio. In addition, we originate certain residential mortgage loans for sale on a servicing-released basis where our customers require interest rates or other terms that we are not prepared to offer. All FHA and VA loans are originated for sale on a servicing-released basis.
Change in Fiscal Year
In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative information, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the year ended September 30, 2013 and the nine months ended September 30, 2012.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,				At December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$132,496	38.16%	$153,090	40.01%	$167,013	41.38%
Multi-family	47,178	13.59	38,491	10.06	40,806	10.11
Commercial	112,237	32.33	132,782	34.70	132,252	32.77
Construction and land	10,629	3.06	8,975	2.35	11,653	2.89
Total real estate	302,540	87.14	333,338	87.12	351,724	87.15
Commercial business loans	25,003	7.20	22,938	6.00	23,383	5.79
Consumer loans:
Home equity lines of credit	13,652	3.93	19,356	5.06	19,934	4.94
Education	5,189	1.49	5,709	1.49	6,618	1.64
Automobile	405	0.12	1,004	0.26	1,343	0.33
Other consumer loans	393	0.11	251	0.07	572	0.14
Total consumer loans	19,639	5.66	26,320	6.88	28,467	7.05
Total loans	$347,182	100.00%	$382,596	100.00%	$403,574	100.00%
Net deferred loan costs	136		7		19
Allowance for loan losses	4,266		6,690		7,116
Total loans, net	$342,780		$375,899		$396,439

	At December 31,
	2010		2009
	Amount	Percent	Amount	Amount
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$174,276	39.44%	$195,165	39.53%
Multi- family	40,206	9.10	41,186	8.34
Commercial	135,902	30.76	150,853	30.56
Construction and land	32,192	7.29	39,933	8.09
Total real estate	382,576	86.59	427,137	86.52
Commercial business loans	29,594	6.70	36,090	7.31
Consumer loans:
Home equity lines of credit	19,895	4.50	20,394	4.13
Education	7,343	1.66	6,851	1.39
Automobile	1,589	0.36	2,030	0.41
Other consumer loans	831	0.19	1,168	0.24
Total consumer	29,658	6.71	30,443	6.17
Total loans	$441,828	100.00%	$493,670	100.00%
Net deferred loan costs	25		13
Allowance for loan losses	4,983		4,485
Total loans, net	$436,820		$489,172

(1)
Excludes one- to four-family mortgage loans held for sale of $1.0 million, $3.0 million, $3.6 million, $4.3 million, and $3.0 million, respectively, at September 30, 2013, and 2012 and December 31, 2011, 2010, and 2009.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family	Multi-Family	Commercial Real Estate	Construction and Land	Commercial
	(Dollars in thousands)
Due During the Year Ending September 30
2014	$5,174	$8,294	$33,189	$260	$10,709
2015	1,976	1,025	24,369	1,477	6,845
2016	1,457	8,268	12,343	8	941
2017 to 2018	1,609	11,556	21,234	2,651	3,017
2019 to 2023	6,821	15,652	17,113	154	3,491
2024 to 2028	12,654	100	758	763	—
2029 and beyond	102,805	2,283	3,231	5,316	—

Total	$132,496	$47,178	$112,237	$10,629	$25,003

	Home Equity Lines of Credit	Education	Automobile	Other	Total
	(Dollars in thousands)
Due During the Year Ending September 30
2014	$10,895	$295	$30	$127	$68,973
2015	864	280	176	70	37,082
2016	799	77	128	29	24,050
2017 to 2018	1,033	228	71	57	41,456
2019 to 2023	—	2,747	—	—	45,978
2024 to 2028	61	1,068	—	—	15,404
2029 and beyond	—	494	—	110	114,239

Total	$13,652	$5,189	$405	$393	$347,182

The following table sets forth our fixed- and adjustable-rate loans at September 30, 2013 that are due after September 30, 2014.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$23,262	$104,062	$127,324
Multi- family	36,024	2,860	38,884
Commercial	65,727	13,321	79,048
Construction and land	3,586	6,783	10,369
Total real estate loans	128,599	127,026	255,625
Commercial business loans	6,899	7,395	14,294
Consumer loans:
Home equity lines of credit	102	2,655	2,757
Education	4,894	—	4,894
Automobile	375	—	375
Other consumer loans	156	110	266
Total consumer loans	5,527	2,765	8,292
Total loans	$141,025	$137,186	$278,211
Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Westbury Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At September 30, 2013, our largest credit relationship totaled $6.0 million and was secured by a retail shopping center in our market area. At September 30, 2013, this loan was performing in accordance with its terms. Our second largest relationship at this date was a $5.4 million loan to a manufacturing company in our market area secured by corporate assets, including company owned life insurance. At September 30, 2013, this loan was performing in accordance with its terms.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.
Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the property is determined to be in a flood zone area.
Individual officers and employees do not have approval authority with respect to residential real estate loans. We use the Desktop Underwriter™ system for residential real estate loans, and any loans that are not approved under this system may only be approved by our management loan committee, which consists of our Chief Financial Officer, our Senior Vice President of Secondary Market and Retail Lending, and the vice presidents in charge of underwriting, appraisals and collections. Our Senior Vice President of Lending, our Chief Credit Officer and our Chief Financial Officer each have approval authority of up to $500,000 for commercial business, commercial real estate and multi-family lending relationships and up to $3,000 for unsecured consumer loans. Our other lending personnel have approval authority of lesser amounts, up to a maximum of $250,000, depending on each person’s lending experience and the results of credit review of loans that they have approved over a period of time.

In addition, any two persons, one of whom reports directly to the other, may approve commercial business, commercial real estate and multi-family lending relationships up to the aggregate of their individual lending authorities. Our Senior Vice President of Lending, our Chief Credit Officer and our Chief Financial Officer may, together, approve a commercial business, commercial real estate or multi-family lending relationship up to $1,000,000. Aggregate credit exposure to one borrower in excess of $1,000,000 must be approved by the directors’ loan committee, which consists of at least three independent directors. Our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer, our Senior Vice President of Lending and our Senior Vice President of Secondary Market and Retail Lending participate in directors’ loan committee meetings, but are not voting members of the committee. Approval of the directors’ loan committee requires the approval of all of the independent directors serving on the committee. Residential mortgage loans in excess of current Fannie Mae eligibility guidelines but less than $750,000 must be approved by the directors’ loan committee.
One- to Four-Family Residential Real Estate Lending. The focus of our lending program was historically the origination of one- to four-family residential real estate loans. At September 30, 2013, we had $132.5 million of loans secured by one- to four-family real estate, representing 38.2% of our total loan portfolio. In addition, at September 30, 2013, we had $1.0 million of residential mortgages held for sale. We primarily originate fixed-rate residential mortgage loans, but we also offer adjustable-rate residential mortgage loans and home equity loans. At September 30, 2013, 20.7% of our one- to four-family residential real estate loans were fixed-rate loans, and 79.3% of such loans were adjustable-rate loans.
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of September 30, 2013 was generally $417,000 for single-family homes in our market area. Substantially all of our home equity loans are adjustable-rate loans, and are originated in accordance with the same standards as one- to four-family residential loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.
We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made with loan-to-value ratios up to 95%.
Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of one, three, five or seven years, and adjust annually thereafter at a margin. Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years.
Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on our adjustable-rate loans may not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
We offer one- to four-family residential real estate loans, secured by non-owner occupied properties, exclusively for sale on a servicing-released, non-recourse basis. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner- occupied properties. Subject to market conditions, we expect to deemphasize these types of loans in the future.

Home equity loans have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral. We do not extend home equity loans unless the combined loan-to-value ratio of the first mortgage and the home equity loan is less than 80%.
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). Until April 2012, we offered an interest-only home equity loan product with a term of five years and a balloon payment, but have since discontinued this product. We have approximately $5.8 million of these loans as of September 30, 2013, with an additional $4.7 million in unused commitments for these loans. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
We may sell a certain amount of the loans we originate into the secondary market. During the years ended September 30, 2013 and September 30, 2012, we sold $93.7 million and $159.6 million of residential mortgage loans, respectively. At September 30, 2013, we were servicing a portfolio of $256.2 million of residential mortgage loans that we had originated and sold.
Commercial Real Estate and Multi-Family Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate and multi-family loans, with a target loan size of $2.0 million to $5.0 million. At September 30, 2013, we had $159.4 million in commercial real estate and multi-family loans, representing 45.9% of our total loan portfolio. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate and multi-family lending in our market area.
Our fixed-rate commercial real estate and multi-family loans generally have initial terms of three to five years and amortization terms of 10-20 years for commercial real estate loans and 15-25 years for multi-family loans, with a balloon payment at the end of the initial term. Our adjustable rate commercial real estate and multi-family loans generally have initial terms of three to five years and a re-pricing option. The maximum loan-to-value ratio of our commercial real estate loans and multi-family loans is generally 75% and 80%, respectively, of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by retail, industrial, warehouse, service, medical or other commercial properties, and our multi-family loans are typically secured by apartment buildings.

Set forth below is information regarding our commercial real estate and multi-family loans, by industry, at September 30, 2013.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Commercial real estate development and rental	110	$91,809
Multi-family	68	47,178
Owner-occupied real estate:
Retail trade	14	4,308
Other services	12	3,191
Health care and social	6	3,188
Other miscellaneous	9	3,108
Manufacturing	11	2,686
Accommodation and food	8	1,970
Construction	5	1,364
Transportation and warehousing	3	613
Total	246	$159,415

At September 30, 2013, the average loan balance of our outstanding commercial real estate and multi-family loans was $648,000, and the largest of such loans was a $6.0 million loan secured by a retail shopping center in our market area. This loan was performing in accordance with its original terms at September 30, 2013.
We consider a number of factors in originating commercial real estate and multi-family loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. All commercial real estate and multi-family loans are appraised by outside independent appraisers approved by the Board of Directors. We also have an independent third party review of each appraisal, and conduct an internal valuation of any commercial real estate or multi-family property. We generally extend credit based upon the lowest valuation of the three methods.
Personal guarantees are generally obtained from the principals of commercial real estate and multi-family loans, although this requirement may be waived depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area. In addition, all purchase-money and refinance borrowers are required to obtain title insurance.
Commercial and multi-family real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.
Commercial Business Lending. At September 30, 2013, we had $25.0 million of commercial business loans, representing 7.2% of our total loan portfolio. Our commercial business loans are generally term loans with terms of one to five years, and are generally made to businesses with between $2.0 million and $10.0 million in revenues operating in Washington and Waukesha Counties for purchasing equipment, property improvements, business expansion or working capital, with a target loan size of $1.0 million to $2.0 million. Our commercial business loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial business loan is secured by equipment, we fix the maturity of a term loan to correspond to 80% of the useful life of equipment purchased or seven years, whichever is less. We also offer regular lines of credit and revolving lines of credit with terms of up to 12 months to finance short-term working capital needs such as accounts payable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or, in very limited circumstances, unsecured. We generally obtain personal guarantees with commercial business loans.
We also offer commercial business loans utilizing the Small Business Administration’s various programs.  The loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating significant fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended September 30, 2013, we originated SBA guaranteed commercial business loans of $200,000.
We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.
The table below sets forth information regarding our commercial business loans at September 30, 2013.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Manufacturing	20	10,480
Wholesale trade	12	$5,132
Real estate, rental and leasing	10	3,141
Finance and insurance	1	2,411
Retail trade	13	1,670
Miscellaneous	27	1,135
Construction	12	641
Other services	6	393
Total	101	$25,003

At September 30, 2013, the average loan balance of our outstanding commercial business loans was $248,000, and the largest outstanding balance of such loans was a $5.4 million loan secured by corporate assets including corporate owned life insurance. This loan was performing in accordance with its original terms at September 30, 2013.
We believe that commercial business loans will provide growth opportunities for us, and we expect to increase, subject to our underwriting standards and market conditions, this business line in the future. We have recently hired seasoned commercial business and SBA lenders, which has increased our pipeline of commercial business loan commitments.

Construction and Land Lending. At September 30, 2013, we had $10.6 million, or 3.1% of our total loan portfolio, in construction and land loans. Of these, $1.1 million were loans for the construction by individuals of their primary residences, $4.7 million were loans on vacant land held for development by individuals for their primary residences, and $4.8 million were commercial construction and land development loans. At September 30, 2013, we had one multi-family construction loan on which no draws had been taken. All $4.7 million of loans on vacant land were fully amortizing loans, with the borrower obligated to pay principal and interest. At September 30, 2013, our largest construction and land loan was a $1.3 million loan secured by a commercial office building in our market area. This loan was performing in accordance with its original terms at September 30, 2013.
Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. Our residential construction loans have rates and terms comparable to one- to four-family residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and up to 90% for loans where the borrower obtains private mortgage insurance. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans, except that all residential construction loans are appraised by independent appraisers approved by the Board of Directors.
Our commercial and multi-family construction loans generally have initial terms of 6-12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial and multi-family construction loans have rates and terms comparable to commercial real estate and multi-family loans that we originate. The maximum loan-to-value of our commercial and multi-family construction loans is 75% and 80%, respectively, of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 40% to 75% for commercial construction and 40% to 80% for multi-family construction depending on the collateral and the purpose of the improvements upon completion of construction. Commercial and multi-family construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate and multi-family loans.
To a lesser extent, we will make loans for the construction and development of one- to four-family residential lots in our market area. Generally, no more than two such loans may be outstanding to one builder/borrower at any time. These loans are originated pursuant to the same standards as, and generally have terms similar to, commercial and multi-family construction loans. We generally obtain personal guarantees for these loans.
All construction and land development loans are appraised by independent appraisers approved by the Board of Directors. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. The provider of title insurance on these loans inspects the properties for progress and authorizes all draws.
Construction financing generally involves greater credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at September 30, 2013, all of which are secured by properties located in our market area.

	Number of Loans	Balance
		(Dollars in thousands)
One- to four-family construction	7	$1,069
Multi-family construction	—	—
Commercial construction	13	4,846
Land	86	4,714
Total	106	$10,629

Consumer Lending. At September 30, 2013, we had $19.6 million, or 5.7% of our loan portfolio, in consumer loans, including $13.7 million in home equity lines of credit, $5.2 million in education loans and $798,000 in other consumer loans.
Home Equity Lines of Credit. At September 30, 2013, we had $13.7 million, or 3.9% of our loan portfolio, in home equity lines of credit. Our home equity lines of credit are secured by residential property, and generally have no set maturity. We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the line of credit is less than 80%. We offer fixed and variable rate home equity lines of credit, with variable rate home equity lines of credit bearing interest rates based upon the prime rate, subject to maximum rates.
Home equity lines of credit have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect the value of property used as collateral.
At September 30, 2013, the average loan balance of our outstanding home equity lines of credit was $21,200. The largest outstanding balance of any such loan was $345,000. This loan was performing in accordance with its original terms at September 30, 2013. Approximately 60% of our home equity lines of credit are secured by property where we also hold the first mortgage.
Other Consumer Loans. Consumer loans other than home equity lines of credit have either a variable or fixed-rate of interest for a term of up to 72 months, depending on the type of collateral and the creditworthiness of the borrower. Our consumer loans may be secured by deposits, automobiles, boats, motorcycles or recreational vehicles, and loans of up to $3,000 may be unsecured.
Our education loans are all insured by Sallie Mae. We no longer originate education loans.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Consumer loans generally have greater risk compared to longer-term loans secured by improved, owner-occupied real estate, particularly unsecured loans and consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Originations, Purchases and Sales of Loans

We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers, real estate brokers, builders, attorneys. All loans that we originate are underwritten pursuant to our policies and procedures.
We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold most of the fixed-rate, one- to four-family residential real estate loans that we originated for sale to Fannie Mae on a servicing-retained basis, although we are also approved to sell to the Federal Home Loan Bank of Chicago and Freddie Mac. We originate certain residential mortgage loans for sale on a servicing-released basis where our customers require interest rates or other terms that we are not prepared to offer. In addition, all of FHA and VA loans and one- to four-family residential loans secured by non-owner-occupied properties are originated for sale in the secondary market on a servicing-released basis. Otherwise we consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended September 30, 2013, we sold $50.1 million of mortgage loans on a servicing-retained basis and $43.6 million of mortgage loans on a servicing-released basis and for the year ended September 30, 2012, we sold $100.9 million of mortgage loans on a servicing-retained basis and $58.7 million of mortgage loans on a servicing-released basis. At September 30, 2013, we serviced $256.2 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.
From time to time, we may purchase commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We generally only purchase loan participations from banks with which we have an ongoing relationship and which purchase loan participations from us in return. We had $884,000 of loan participations purchased included in our loan portfolio and serviced $8.3 million of loan participations sold at September 30, 2013.
Delinquencies and Non-Performing Assets
Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that a late notice be sent when a loan is 15 days past due. Once the loan is considered in default, generally at 30 days past due, a certified letter is sent to the borrower explaining that the entire balance of the loan is due and payable, and additional efforts are made to contact the borrower. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 60 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. We attempt to work with borrowers to establish a repayment schedule that will cure the delinquency.
When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
Delinquent consumer loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.

Delinquent commercial business, commercial real estate and multi-family loans are initially handled by the loan officer responsible for the origination of the loan. Our collections department works with the loan officer to ensure that the necessary steps are taken to collect on delinquent loans, including the mailing of delinquency notices. A collection officer takes over any delinquent loan once the loan is 30 past due, and that collection officer handles any additional collection procedures, including letters from our attorneys. If we cannot reach an acceptable workout of a delinquent commercial business, commercial real estate or multi-family loan between 30 and 60 days of the due date of the first missed payment, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.
Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for longer amortization schedules (up to 40 years), or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At September 30, 2013, we had 18 loans totaling $8.6 million that were classified as troubled debt restructuring. Of these, 13 loans totaling $5.4 million were included in our non-accrual loans at such date because they were either not performing in accordance with their modified terms or had been performing in accordance with their modified terms for less than six months since the date of restructuring.
Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2013:
Real estate loans:
One- to four-family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	4	5,485	2	1,069	6	6,554
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	5	41	6	64	17	134	28	239
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	11	159	11	155	27	404	49	718
Total	17	$592	26	$7,211	50	$4,553	93	$12,356

At September 30, 2012:
Real estate loans:
One- to four-family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

At December 31, 2011:
Real estate loans:
One- to four-family	25	$2,468	10	$848	34	$4,466	69	$7,782
Multi-family	—	—	1	360	4	2,057	5	2,417
Commercial	5	3,407	3	328	10	1,373	18	5,108
Construction and land	1	56	—	—	1	178	2	234
Total real estate	31	5,931	14	1,536	49	8,074	94	15,541
Commercial business loans	5	1,309	1	350	2	12	8	1,671
Consumer loans:
Home equity lines of credit	7	349	1	42	7	431	15	822
Education	9	51	4	17	21	186	34	254
Automobile	4	15	—	—	—	—	4	15
Other consumer loans	1	3	1	1	17	343	19	347
Total consumer loans	21	418	6	60	45	960	72	1,438
Total	57	$7,658	21	$1,946	96	$9,046	174	$18,650

At December 31, 2010:
Real estate loans:
One- to four-family	60	$6,187	23	$2,054	62	$6,532	145	$14,773
Multi-family	—	—	—	—	3	9,238	3	9,238
Commercial	15	1,630	17	1,887	29	5,875	61	9,392
Construction and land	6	495	2	926	—	—	8	1,421
Total real estate	81	8,312	42	4,867	94	21,645	217	34,824
Commercial business loans	7	652	4	227	8	349	19	1,228
Consumer loans:
Home equity lines of credit	5	253	1	37	3	356	9	646
Education	12	116	4	74	23	160	39	350
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	3	16	1	1	26	395	30	412
Total consumer loans	20	385	6	112	52	911	78	1,408
Total	108	$9,349	52	$5,206	154	$22,905	314	$37,460

At December 31, 2009:
Real estate loans:
One- to four-family	47	$5,334	30	$4,577	38	$5,205	115	$15,116
Multi-family	1	199	—	—	2	6,527	3	6,726
Commercial	8	1,529	4	443	4	1,747	16	3,719
Construction and land	2	588	5	765	—	—	7	1,353
Total real estate	58	7,650	39	5,785	44	13,479	141	26,914
Commercial business loans	23	2,498	5	368	11	1,430	39	4,296
Consumer loans:
Home equity lines of credit	7	661	1	49	4	128	12	838
Education	6	43	3	23	15	124	24	190
Automobile	4	20	2	5	1	4	7	29
Other consumer loans	3	6	—	—	10	237	13	243
Total consumer loans	20	730	6	77	30	493	56	1,300
Total	101	$10,878	50	$6,230	85	$15,402	236	$32,510

The general decrease in delinquent loans at September 30, 2013 is attributed to our ongoing efforts to improve credit quality and the overall improvement in economic conditions over the past year. The increase in loans delinquent for 60-89 days at September 30, 2013 is the result of one commercial real estate relationship for $5.3 million that was delinquent at September 30, 2013 but was paid in full subsequent to September 30, 2013.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the FDIC to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.
When an insured institution classifies problem assets as either substandard or doubtful, after reviewing the assets for impairment, it may establish specific allowances in an amount deemed prudent by management to cover probable losses. When an insured institution classifies problem assets as “loss,” it is required to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of emerging financial weaknesses even though the loan is currently performing as agreed, or delinquency status, or if the loan possesses weaknesses although currently performing. Management reviews the status of each impaired loan on our watch list on a quarterly basis with the directors’ loan committee and then with the full Board of Directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”
On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,		At December 31,
	2013	2012	2011
	(In thousands)
Classified Loans:
Loss	$—	—	—
Doubtful	—	—	—
Substandard – performing:
Real estate loans:
One- to four-family	623	$1,485	$36
Multi-family	172	546	—
Commercial	738	8,610	3,525
Construction and land	—	448	282
Total real estate loans	1,533	11,089	3,843
Commercial business loans	5	953	551
Consumer loans:
Home equity lines of credit	61	407	—
Other consumer loans	—	—	—
Total consumer loans	61	407	—
Total substandard – performing	1,599	12,449	4,394

Substandard – Nonperforming:
Real estate loans:
One- to four-family	3,903	4,268	5,162
Multi-family	2,638	2,789	3,392
Commercial	1,283	2,376	4,267
Construction and land	192	108	178
Total real estate loans	8,016	9,541	12,999
Commercial business loans	—	—	626
Consumer loans:
Home equity lines of credit	285	310	431
Other consumer loans	4	45	343
Total consumer loans	289	355	774
Total substandard – nonperforming	8,305	9,896	14,399

Total classified loans(1)	9,904	22,345	18,793

Securities(2)	—	230	483
Foreclosed real estate	1,690	2,728	4,300

Total classified assets	11,594	$25,303	$23,576

Special mention:
Real estate loans:
One- to four-family	$121	$806	$1,080
Multi-family	928	—	3,373
Commercial	2,549	1,795	4,297
Construction and land	—	177	439
Total real estate loans	3,598	2,778	9,189
Commercial business loans	—	780	120
Consumer loans:
Home equity lines of credit	—	—	—
Other consumer loans	—	—	—
Total consumer loans	—	—	—
Total special mention	3,598	3,558	9,309

Total classified assets and special mention loans	$15,192	$28,861	$32,885

(1)
Includes $2.2 million, $3.7 million and $4.4 million, respectively, at September 30, 2013, September 30, 2012 and December 31, 2011 of homogenous one- to four-family real estate mortgage loans, home equity lines of credit and other consumer loans that were not, at those dates, subject to detailed internal evaluation or formally risk-rated by the Bank, but that were, at such dates, 90 or more days past due and not covered by private mortgage insurance, and, in accordance with internal policy, are included herein as substandard because the loans are non-performing.

(2)	Represents municipal bonds that management believed it was appropriate to classify as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2012 to September 30, 2013 was primarily due to our ongoing efforts to improve credit quality and resolve problem credits in a timely, cost-effective manner. The decrease in substandard performing loans is primarily the result of several large loan relationships refinancing with other financial institutions. The decrease in foreclosed real estate is the result of sales of $3.0 million of properties for the year ended September 30, 2013 and a decrease in the level of loans transferred to foreclosed properties to $2.3 million for the year ended September 30, 2013 compared to $6.7 million for the year ended September 30, 2012 as our delinquent loans decreased during the year.
Non-Performing Assets. Non-performing assets decreased to $10.4 million, or 1.9% of total assets, at September 30, 2013 from $13.2 million, or 2.5% of total assets, at September 30, 2012. General economic conditions, including the profitability of commercial enterprises, declines in real estate values and excess inventory in housing markets, were the primary cause of elevated levels of delinquencies and foreclosures in our real estate loan portfolio through 2011. Improvement in economic and market conditions since 2011 and our enhanced efforts focused on loan collection and problem loan resolution have led to improvements in delinquencies and foreclosed assets. At September 30, 2013, $3.3 million, or 37.9% of total non-accruing loans, were current on their loan payments.
We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity. Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable.
The following table sets forth information regarding our non-performing assets and troubled debt restructurings at the dates indicated. The information reflects net charge-offs but not specific reserves. Troubled debt restructurings include where the borrower is experiencing financial difficulty and loans for which either a portion of interest or principal has been forgiven or an extension of term granted, or for loans modified at interest rates less than current market rates.

	At September 30,		At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$4,207	$4,610	$5,318	$7,018	$5,467
Multi family	2,638	2,789	3,392	9,238	5,871
Commercial	1,283	2,376	4,267	7,190	12,343
Construction and land	192	108	178	—	218
Total real estate	8,320	9,883	13,155	23,446	23,899
Commercial business loans	—	—	626	783	4,057
Consumer loans:
Home equity lines of credit	285	310	431	356	—
Education	134	199	203	234	—
Automobile	4	3	13	—	—
Other consumer loans	—	42	330	395	238
Total consumer loans	423	554	977	985	238
Total nonaccrual loans(1)	8,743	10,437	14,758	25,214	28,194

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	367
Commercial	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	—	—	367
Commercial business loans	—	—	—	—	354
Consumer loans:
Home equity lines of credit	—	—	—	—	—
Education	—	—	—	—	—
Automobile	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total delinquent loans accruing	—	—	—	—	721

Total non-performing loans	8,743	10,437	14,758	25,214	28,915

Foreclosed assets:
One- to four-family	427	591	2,133	2,511	2,226
Multi-family	551	410	559	1,580	3,078
Commercial real estate	448	684	1,163	541	998
Construction and land	264	1,043	445	657	819
Commercial assets	—	—	—	—	12
Consumer	—	—	—	—	—
Total foreclosed assets	1,690	2,728	4,300	5,289	7,133

Total nonperforming assets	$10,433	$13,165	$19,058	$30,503	$36,048

Performing troubled debt restructurings	$3,166	$6,302	$8,900	$6,148	$2,130

Ratios:
Nonperforming loans to total loans	2.52%	2.73%	3.66%	5.71%	5.86%
Nonperforming assets to total assets	1.92%	2.50%	3.29%	4.88%	5.60%
Nonperforming assets and troubled debt restructurings to total assets	2.50%	3.70%	4.83%	5.86%	5.93%

(1)
Includes $5.4 million, $1.3 million, $1.0 million, $4.7 million, $12.3 million, respectively, of troubled debt restructurings that were on non-accrual status at September 30, 2013, September 30, 2012, December 31, 2011, December 31, 2010, and December 31, 2009.

Interest income that would have been recorded for the years ended September 30, 2013 and 2012 had non-accruing loans been current according to their original terms amounted to $389,000 and $477,000, respectively. Interest of approximately $241,000 and $35,000 related to these loans was included in interest income for the years ended September 30, 2013 and 2012, respectively.
Non-performing one- to four-family residential real estate loans totaled $4.2 million at September 30, 2013 and consisted of 42 loans, of which the largest totaled $626,000. Non-performing commercial real estate and multi-family loans totaled $3.9 million at September 30, 2013 and consisted of 8 loans, of which the largest totaled $1.1 million. Other non-performing loans totaled $423,000 at September 30, 2013.
Foreclosed real estate totaled $1.7 million at September 30, 2013, including $691,000 of one- to four-family residential properties, $448,000 of commercial real estate properties and $551,000 of multi-family properties.
At September 30, 2013, our five largest non-performing loan relationships were a multi-family relationship totaling $2.7 million secured by apartment buildings, a commercial real estate loan totaling $1.1 million secured by a campground, a residential real estate loan of $626,000 secured by a personal residence, a commercial real estate relationship of $577,000 secured by non-owner occupied duplexes, owner-occupied commercial real estate and a personal residence, and a residential real estate loan of $288,000 secured by a personal residence.
Other Loans of Concern. There were no other loans at September 30, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
Allowance for Loan Losses
Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value would result in our charging off the loan or the portion of the loan that was impaired.
Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.
Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was impaired.
Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

{Clients/1310/00195023.DOCX/ }    22

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended September 30,		For the Nine Months Ended September 30,	For the Years Ended December 31,
	2013	2012	2012	2011	2010	2009
	Audited	Unaudited	Audited	Audited	Audited	Audited
	(Dollars in thousands)

Balance at beginning of period	$6,690	$7,212	$7,116	$4,983	$4,485	$3,928

Charge-offs:
Real estate loans:
One- to four-family	(1,922)	(1,161)	(803)	(1,133)	(624)	—
Multi-family	—	(1,521)	(435)	(1,177)	(22)	—
Commercial	(1,603)	(2,443)	(1,399)	(1,385)	(1,815)	(1,048)
Construction and land	(198)	(482)	(482)	—	(4)	(107)
Total real estate	(3,723)	(5,607)	(3,119)	(3,695)	(2,465)	(1,155)
Commercial business loans	(125)	(1,144)	(398)	(1,802)	(303)	(543)
Consumer loans:
Home equity lines of credit	(118)	(281)	(153)	(128)	—	—
Education	—	—	—	—	—	—
Automobile	(7)	(9)	(9)	—	(1)	—
Other consumer loans	(2)	(19)	(1)	(21)	(1)	(2)
Total consumer loans	(127)	(309)	(163)	(149)	(2)	(2)
Total charge-offs	(3,975)	(7,060)	(3,680)	(5,646)	(2,770)	(1,700)

Recoveries:
Real estate loans:
One- to four-family	81	19	3	17	156	14
Multi-family	1	40	—	131	—	—
Commercial	20	161	91	73	40	—
Construction and land	—	—	—	—	—	—
Total real estate	102	220	94	221	196	14
Commercial business loans	56	55	50	13	13	3
Consumer loans:
Home equity lines of credit	11	87	87	—	—	—
Education	—	—	—	—	—	—
Automobile	2	1	1	—	—	—
Other consumer loans	—	3	3	12	2	—
Total consumer loans	13	91	91	12	2	—
Total recoveries	171	366	235	246	211	17

Net (charge-offs) recoveries	(3,804)	(6,694)	(3,445)	(5,400)	(2,559)	(1,683)
Provision for loan losses	1,380	6,172	3,019	7,533	3,057	2,240

Balance at end of period	$4,266	6,690	$6,690	$7,116	$4,983	$4,485

Ratios:
Net charge-offs to average loans outstanding	1.05%	1.71%	1.16%	1.28%	0.55%	0.34%
Allowance for loan losses to nonperforming loans at end of period	48.80%	64.10%	64.10%	48.22%	19.76%	15.51%
Allowance for loan losses to total loans at end of period	1.23%	1.75%	1.75%	1.76%	1.13%	0.91%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At September 30, 2013				At September 30, 2012
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,873	43.90%	$132,496	38.16%	$1,390	20.78%	$153,090	40.01%
Multi-family	165	3.87	47,178	13.59	712	10.64	38,491	10.06
Commercial	1,501	35.18	112,237	32.33	3,249	48.57	132,782	34.70
Construction and land	374	8.77	10,629	3.06	293	4.38	8,975	2.35
Total real estate	3,913		302,540		5,644		333,338
Commercial business loans	211	4.95	25,003	7.20	810	12.11	22,938	6.00
Consumer loans:
Home equity lines of credit	136	3.19	13,652	3.93	233	3.48	19,356	5.06
Other consumer loans	6	0.14	5,987	1.73	3	0.04	6,964	1.82
Total consumer loans	142		19,639		236		26,320

Total loans (excluding net deferred loan fees and costs)	$4,266	100.00%	$347,182	100.00%	$6,690	100.00%	$382,596	100.00%

	At December 31, 2011				At December 31, 2010
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,437	20.19%	$167,013	41.38%	$1,701	34.14%	$174,276	39.44%
Multi-family	918	12.90	40,806	10.11	533	10.70	40,206	9.10
Commercial	3,381	47.51	132,252	32.77	1,524	30.58	135,902	30.76
Construction and land	251	3.53	11,653	2.89	483	9.69	32,192	7.29
Total real estate	5,987		351,724		4,241		382,576
Commercial business loans	1,089	15.31	23,383	5.79	710	14.25	29,594	6.70
Consumer loans:
Home equity lines of credit	37	0.52	19,934	4.94	30	0.60	19,895	4.50
Other consumer loans	3	0.04	8,533	2.12	2	0.04	9,763	2.21
Total consumer loans	40		28,467		32		29,658

Total loans (excluding net deferred loan fees and costs)	$7,116	100.00%	$403,574	100.00%	$4,983	100.00%	$441,828	100.00%

	At December 31, 2009
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$1,271	28.34%	$195,165	39.53%
Multi-family	214	4.77	41,186	8.34
Commercial	1,548	34.52	150,853	30.56
Construction and land	213	4.75	39,933	8.09
Total real estate	3,246		427,137
Commercial business loans	897	20.00	36,090	7.31
Consumer loans:
Home equity lines of credit	278	6.20	20,394	4.13
Other consumer loans	64	1.42	10,049	2.04
Total consumer loans	342		30,443

Total loans (excluding net deferred loan fees and costs)	$4,485	100.00%	$493,670	100.00%

At September 30, 2013, our allowance for loan losses represented 1.23% of total loans and 48.80% of non-performing loans whereas at September 30, 2012, our allowance for loan losses represented 1.75% of total loans and 64.10% of non-performing loans. The decrease in these ratios during the period was primarily due to the charge off of specific reserves on impaired loans, which had been established at September 30, 2012, during the year ended September 30, 2013. Additionally, the decrease in loans classified as substandard-performing to $1.6 million at September 30, 2013 from $12.4 million at September 30, 2012 resulted in a reduction in the loss factor used in our calculation of general allowances. There were $3.8 million and $6.7 million in net loan charge-offs during the fiscal years ended September 30, 2013 and September 30, 2012, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC will periodically review our allowance for loan losses. The OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Investment Activities
General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.
Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our President and Chief Executive Officer and our Chief Financial Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities with maturities up to 10 years; securities issued by the United States Government and its agencies or government sponsored enterprises with maturities up to 10 years; step-up coupon securities issued by government sponsored enterprises with maturities up to 15 years; pass-through mortgage-backed securities (MBS) issued by Fannie Mae, Ginnie Mae and Freddie Mac with an average life up to seven years; collateralized mortgage obligations (CMO) with an average life up to seven years that are secured by MBS issued by Fannie Mae, Ginnie Mae or Freddie Mac; municipal tax, revenue, and bond anticipation notes issued by Wisconsin municipalities and general obligation municipal notes and bonds with maturities up to 20 years; AAA (insured) essential service municipal revenue notes and bonds issued by non-Wisconsin municipalities with maturities up to 20 years; corporate notes and bonds issued by U.S. corporations with maturities up to five years; reverse repurchase agreements with maturities up to one year; certificates of deposit issued in the U.S. by U.S. banks with maturities up to five years; bank notes and banker’s acceptances with maturities up to one year; Fed funds sold to U.S. banks; and equity investments in the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago or acquired in foreclosure, settlement or workout of debts previously contracted.
Prior to any investment, certain investment instruments must be subject to a price sensitivity test using either our internal interest rate simulation model or a model available from a reputable third party other than the broker or dealer selling the instrument. These instruments are fixed rate instruments (other than mortgage-related instruments) with maturities greater than 10 years; mortgage-related securities with maturities greater than two years; floating rate instruments with caps or floors; floating rate instruments with coupon rates tied to or inversely related to an index; and securities that are continuously callable or have more than one call date. None of these instruments maybe acquired if the change in price exceeds, generally, an increase of 10% to 25% resulting from changes in interest rates of -100 bp to -300 bp, or a decrease of -5% to -20% resulting from changes in interest rates of +100 bp to +300 bp.
Our current investment policy does not permit investment in stripped mortgage-backed securities; CMOs secured by mortgage assets not backed by the credit support of a U.S. government agency; floating rate derivatives; CMO residual or “Z tranche” bonds; long-term zero coupon bonds; complex securities and derivatives as defined in federal banking regulations; and other high-risk securities that do not pass the interest rate sensitivity tests set forth in our investment policy. Our current policy does not permit hedging activities, such as futures, options or swap transactions; coupon stripping; gains trading; short sales; securities lending; “when issued” securities trading; “pair-offs”; corporate or extended settlements other than in the normal course of business; repositioning repurchase agreements; purchasing securities on margin; or trading with the intent to capture changes in price over 60 days or less.
Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio meet certain diversification requirements, with U.S. Treasury and U.S. government and agency securities permitted up to 100% of our portfolio, MBSs and CMOs issued by U.S. government agencies permitted up to 50% of our portfolio, rated general obligation bank-qualified municipal obligations permitted up to 40% of our portfolio, and other investments generally limited to 10% of our portfolio. Our investment policy permits us to hold MBS in excess of 50% of our portfolio if necessary for appropriate balance sheet management. At September 30, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.
U.S. Government and Agency Obligations. At September 30, 2013, we had U.S. government and agency securities with a carrying value of $6.8 million, which constituted 6.4% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Mortgage-Backed Securities. At September 30, 2013, we had mortgage-backed securities with a carrying value of $58.1 million, which constituted 54.9% of our securities portfolio, including CMOs with a carrying value of $7.9 million, which constituted 7.4% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
Municipal Securities. At September 30, 2013, we had municipal securities with a carrying value of $38.3 million, which constituted 36.2% of our securities portfolio. Most of our current municipal securities are issued by Wisconsin municipalities and have maturities not in excess of 12 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Corporate Securities. At September 30, 2013, we had corporate securities with a carrying value of $2.5 million, which constituted 2.4% of our securities portfolio. Our corporate securities are issued by well-known national companies and have maturities not in excess of five years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in corporate securities, to the extent appropriate, for generating returns in our investment portfolio. At September 30, 2013, we did not have an investment in the securities of any non-government issuer that exceeded 10% of equity at that date.
Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago totaling $2.7 million at September 30, 2013. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.
Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At September 30, 2013, our balance in bank-owned life insurance totaled $12.4 million and was issued by seven insurance companies.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated. Securities available for sale are carried at fair value.

	At September 30,				At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$7,155	$6,801	$2,994	$3,009	$2,989	$3,013
Residential mortgage-backed securities and collateralized mortgage obligations	58,378	58,069	40,058	41,255	77,426	78,714
Corporate Bonds	2,541	2,543	—	—	—	—
Municipal securities:
Taxable	34,439	33,965	19,114	19,840	13,477	13,858
Tax-exempt	4,422	4,327	428	428	3,440	3,534
Total	$106,935	$105,705	$62,594	$64,532	$97,332	$99,119

At September 30, 2013, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total equity.
Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at September 30, 2013. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Some of our U.S. Government and agency securities are callable at the option of the issuer. Yields on our tax-exempt securities are presented on a tax-equivalent basis. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$—	—%	$—	—%	$2,666	0.96%	$4,489	1.08%	$7,155	1.03%	$6,801
Residential mortgage-backed securities and collateralized mortgage obligations	—	—	443	4.37	28,149	1.82	29,786	2.20	58,378	2.03	58,069
Corporate Bonds	520	0.76	1,521	1.12	500	1.65	—	—	2,541	1.15	2,543
Municipal securities:
Taxable	1,187	1.61	12,758	1.47	18,002	2.61	2,492	1.78	34,439	2.09	33,965
Tax-exempt	639	0.63	691	2.93	2,475	1.76	617	3.56	4,422	2.03	4,327
Total	$2,346	1.15%	$15,413	1.58%	$51,792	2.05%	$37,383	2.06%	$106,935	1.97%	$105,705
Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Fed funds sold as funding sources.
Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. Unlike most thrift institutions, a significant majority of our deposits are transaction accounts, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold any, brokered deposits. We do participate, on a limited basis, in QwickrateTM, an Internet-based program designed to generate certificates of deposit, as an alternative funding source, primarily to support our contingency funding plan. At September 30, 2013, our core deposits, which are deposits other than time deposits and certificates of deposit, were $351.3 million, representing 79.7% of total deposits.
In recent years, we have relied for deposit generation on promotional programs and advertising efforts, our reputation in the community for superior customer service, the variety of deposit accounts that we offer, our competitive rates, customer referrals, and cross-marketing efforts with loan customers. We may use promotional rates to meet asset/liability and market segment goals. We intend to continue to focus on increasing our core deposits by providing incentives on new transaction accounts, enhanced online services and remote deposit capture services, and by leveraging commercial lending relationships to increase transaction accounts.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates as consumer become more conscious of interest rates.

The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For Years Ended September 30,
	2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$68,045	14.64%	n/a	$62,079	12.57%	n/a
Interest bearing	155,634	33.51	0.34%	164,624	33.33	0.49%
Passbook and statement savings accounts	116,482	25.07	0.20	116,272	23.55	0.26
Variable rate money market accounts	26,534	5.71	0.20	31,135	6.30	0.48
Certificates of deposit	97,872	21.07	1.29	119,775	24.25	1.60
Total deposits	$464,567	100.00%	0.45%	$493,885	100.00%	0.64%

	For Year Ended December 31,
	2011
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$55,430	10.29%	n/a
Interest bearing	192,605	35.75	0.91%
Passbook and statement savings accounts	113,884	21.14	0.39
Variable rate money market accounts	37,957	7.05	0.85
Certificates of deposit	138,821	25.77	1.91
Total deposits	$538,697	100.00%	0.96%

The following table sets forth our deposit activities for the periods indicated.

	For the Years Ended September 30,		For the Nine Months Ended September 30,	For the Year Ended December 31,
	2013	2012	2012	2011
	Audited	Unaudited	Audited	Audited
	(Dollars in thousands)

Beginning balance	$466,758	$545,173	$524,277	556,325
Net deposits (withdrawals) before interest credited	(27,854)	(81,586)	(59,690)	(37,215)
Interest credited	2,074	3,171	2,171	5,167
Net increase (decrease) in deposits	(25,780)	(78,415)	(57,519)	(32,048)
Ending balance	$440,978	$466,758	$466,758	524,277

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,		At December 31,
	2013	2012	2011
	(In thousands)
Interest Rate:
Less than 2.00%	$70,324	$78,824	87,304
2.00% - 2.99%	12,551	17,468	25,395
3.00% - 3.99%	5,361	8,499	9,880
4.00% - 4.99%	1,471	3,650	5,895
5.00% - 5.99%	—	484	1,290

Total	$89,707	$108,925	129,764

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at September 30, 2013.

	At September 30, 2013
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 2.00%	$45,347	$13,829	$5,221	$5,927	$70,324	78.39%
2.00% - 2.99%	4,431	4,545	3,575	—	12,551	13.99
3.00% - 3.99%	4,317	986	13	45	5,361	5.98
4.00% - 4.99%	1,471	—	—	—	1,471	1.64

Total	$55,566	$19,360	$8,809	$5,972	$89,707	100.00%

As of September 30, 2013, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was approximately $22.0 million. The following table sets forth the maturity of these certificates as of September 30, 2013.

At September 30, 2013
(In thousands)
Three months or less	$5,323
Over three months through six months	3,139
Over six months through one year	5,229
Over one year	8,322

Total	$22,013

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At September 30, 2013, we had no outstanding advances from the Federal Home Loan Bank of Chicago. At September 30, 2013, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $78.1 million, and an additional $5.0 million in overnight advances with our correspondent bank.
The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the periods indicated.

	At or For the 12 Months Ended September 30,		At or For the 9 Months Ended September 30,	At or For the 12 Months Ended December 31,
	2013	2012	2012	2011
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$—	$—	$—	$—
Mortgage loan payable	—	—	—	2,185
Note payable – unaffiliated bank	—	954	954	954
Note payable – other	—	300	300	300
Maximum amount outstanding at any month-end:
FHLB advances	$—	$6,000	$5,000	7,000
Mortgage loan payable	—	2,204	2,166	2,371
Note payable – unaffiliated bank	954	954	954	954
Note payable – other	300	300	300	300
Weighted average interest rate at end of period:
FHLB advances	—%	—%	—%	—%
Mortgage loan payable	—	—	—	5.25
Note payable – unaffiliated bank	—	5.24	5.24	5.27
Note payable – other	—	9.50	9.50	9.50

Average amount outstanding during the period:
FHLB advances	$—	$2,096	$1,482	$6,083
Mortgage loan payable	—	664	429	2,287
Note payable – unaffiliated bank	496	954	954	954
Note payable – other	157	300	300	225
Weighted average interest rate during the period (annualized):
FHLB advances	—%	3.96%	0.27%	6.00%
Mortgage loan payable	—	5.25	5.25	5.25
Note payable – unaffiliated bank	5.25	5.25	5.26	6.40
Note payable – other	9.50	9.50	9.50	9.50
Personnel
As of September 30, 2013, we had 143 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiaries
Westbury Bancorp, Inc. wholly owns Westbury Bank. Westbury Bank has three subsidiaries. CRH, Inc. is a Wisconsin corporation that was formed to own and operate commercial real estate for investment purposes. WBSB Real Estate LLC and New Westbury LLC are Wisconsin limited liability companies that were formed to own certain of Westbury Bank’s foreclosed properties.
SUPERVISION AND REGULATION

General
As a federal savings association, Westbury Bank is subject to examination and regulation by the OCC, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”). The federal system of regulation and supervision establishes a comprehensive framework of activities in which Westbury Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Westbury Bank also is regulated to a lesser extent by the Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. Westbury Bank must comply with consumer protection regulations issued by the Consumer Financial Protection Bureau. Westbury Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. The OCC examines Westbury Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. Westbury Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts, the form and content of Westbury Bank’s loan documents and certain consumer protection matters.
As a savings and loan holding company, Westbury Bancorp, Inc. is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Westbury Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Set forth below are certain material regulatory requirements that are applicable to Westbury Bank and its holding company, Westbury Bancorp, Inc. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Westbury Bank or Westbury Bancorp, Inc. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Westbury Bancorp, Inc., Westbury Bank and their operations.
Dodd-Frank Act
The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Westbury Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.
Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Westbury Bank and the Company.
Agreements with Regulators
In February 2010, each of WBSB Bancorp, MHC and WBSB Bancorp, Inc., the former holding companies of Westbury Bank prior to the conversion, entered into an MOU with their former regulator, the OTS. Following the completion of the conversion, Westbury Bancorp, Inc. committed to comply with the terms of these MOUs. The MOUs provide that the holding company will, among other things:

•
submit a business and capital plan that provides for plans and strategies to (i) increase and maintain consolidated tangible capital at levels commensurate with the risk profile, (ii) achieve net income levels resulting in profitability and adequate debt service, (iii) reduce the debt to capital ratio, and (iv) review all risks associated with business activities on a monthly basis and enhance income to address such risks;

•	not incur, issue, renew or rollover any debt or increase any lines of credit without prior written non-objection of the OTS; and

•	not declare or pay any cash dividends or repurchase or redeem any capital stock without the written non-objection of the OTS.
On September 20, 2013, Westbury Bancorp, Inc., was notified by the Federal Reserve Bank of Chicago that the MOUs were considered terminated. As a condition of the termination of the MOUs, the Board of Directors was required to adopt a Board Resolution confirming its commitment to obtain written approval from the Federal Reserve Bank prior to effecting any of the following transactions:

•	the declaration or payment of dividends on any class of Westbury Bancorp, Inc. stock;

•
any increase in debt (requests for approval should include a written debt service plan indicating how payments will be made without causing further strain on the depository institutions' capital position); or

•	the redemption of Westbury Bancorp, Inc. stock.
The required Board Resolution was adopted by the Board at its October 2013 meeting.
On November 5, 2012, the OCC notified Westbury Bank that the OCC had established an IMCR that requires Westbury Bank to maintain a tier 1 leverage capital ratio of 8.00% and a total risk-based capital ratio of 12.00% beginning December 31, 2012. At September 30, 2013, Westbury Bank’s tier 1 leverage capital ratio was 12.01% and its total risk-based capital ratio was 18.85% .
In addition, on October 29, 2012, Westbury Bank entered into a Formal Written Agreement with the OCC, which superseded and replaced an MOU entered into between Westbury Bank and the OTS in February 2010. The

Formal Written Agreement caused Westbury Bank to be designated as in “troubled condition” and as not an “eligible institution” under applicable regulations. As a result, Westbury Bank is not eligible for expedited processing of any applications that it might file, must obtain the approval of the OCC prior to effecting any change in its directors or executive officers, and is subject to significant restrictions on the payment of compensation to its executive officers. In addition, pursuant to the Formal Written Agreement, Westbury Bank agreed, among other things, to:

•
submit a business and capital plan that provides for plans and strategies including (i) specific plans for the maintenance of adequate capital given Westbury Bank’s risk profile, (ii) projections for growth and capital requirements based upon a detailed analysis of Westbury Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities, (iii) projections of the sources and timing of additional capital to meet Westbury Bank’s current and future needs, and (iv) the primary sources from which Westbury Bank will strengthen its capital structure to meet its needs and contingency plans that identify alternative methods should the primary sources not be available;

•
adopt a written program to improve Westbury Bank’s credit administration practices, including policies, procedures and controls as necessary to ensure (i) timely and accurate credit risk ratings based on regulatory definitions of “special mention,” “substandard,” “doubtful,” and “loss”, (ii) compliance of Westbury Bank’s appraisal and evaluation program with applicable regulations and guidance, (iii) timely and effective follow-up and implementation of loan review findings and exceptions, (iv) satisfactory and perfected collateral documentation, (v) that extensions of credit are granted to any borrower only after obtaining and analyzing current and satisfactory credit information and performing and documenting analysis of the borrower’s financial position and repayment sources, (vi) timely loan charge-offs and accurate reporting of troubled debt restructurings, (vii) annual credit reviews, (viii) conformance with loan policy requirements, (ix) adequate systems to track and analyze credit and collateral exceptions, (x) the accuracy and integrity of internal management information and loan filing systems, and (xi) systems to track and analyze concentrations of credit, significant economic factors, and general conditions and their potential impact on the credit quality of Westbury Bank’s loan and lease portfolios;

•
revise its written policies and procedures for maintaining an adequate allowance for loan and lease losses to include, at a minimum, (i) policies and procedures for determining whether a loan is impaired and measuring the amount of impairment consistent with GAAP, (ii) policies and procedures for segmenting the loan portfolio and estimating loss on groups of loans that are consistent with GAAP and requiring the documentation of support for its estimation of credit losses, and (iii) procedures for validating Westbury Bank’s allowance for loan and lease losses methodology;

•
if the position of Chief Credit Officer becomes vacant, appoint a capable person with executive authority to ensure compliance with the Formal Written Agreement and the safe and sound operation of functions within that position’s responsibility, which appointment shall be subject to the review and notice of disapproval of the OCC;

•
not declare any dividend or capital distribution unless Westbury Bank (i) is in compliance with its approved capital program, (ii) is in compliance with applicable regulations governing dividends and capital distributions, and (iii) has received the prior written non-objection of the OCC;

•
take immediate and continuing action to protect its interest in all criticized assets, including adopting individual workout plans for criticized assets that equal or exceed $500,000, and reviewing to resolve the basis of criticism of all classified, special mention and delinquent assets or credit relationships that equal or exceed $500,000;

•
not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that criticized and whose aggregate loans or other extensions of credit exceed $250,000 only if (i) the Board of Directors determines that the extension of additional credit is necessary to promote the best interests of Westbury Bank and records in writing its reasons for this determination, and (ii) a comparison to Westbury Bank’s written program with respect to that asset shows that such plan to collect or strengthen the criticized asset will not be compromised; and

•	appoint a Compliance Committee that will be responsible for monitoring and coordinating Westbury Bank’s adherence to the provisions of the Formal Written Agreement and reporting regularly to the OCC.
Westbury Bank has submitted the required plans to the OCC. As of September 30, 2013, Westbury Bank is in compliance with each of the terms established by the IMCR and the Formal Written Agreement.
Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Westbury Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011. Westbury Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Westbury Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements. Federal regulations require savings associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% core capital to assets leverage ratio (3% for savings associations receiving the highest rating on the CAMELS rating system), and an 8% risk-based capital ratio.
The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.
At September 30, 2013, Westbury Bank’s capital exceeded all applicable requirements.
New Capital Rule. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.
The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Westbury Bank has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. The Company is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.
The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.
Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.
The final rule becomes effective for Westbury Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fill implemented at 2.5% on January 1, 2019.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, Westbury Bank was in compliance with the loans-to-one borrower limitations.
Qualified Thrift Lender Test. As a federal savings association, Westbury Bank must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Westbury Bank must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.
Alternatively, Westbury Bank may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended.
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At September 30, 2013, Westbury Bank maintained 71.04% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Westbury Bank has satisfied the QTL test in each of the last 12 months.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Westbury Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Westbury Bank’s ability to pay dividends will be limited if Westbury Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders.
Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Westbury Bank received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Westbury Bank. The Company is an affiliate of Westbury Bank because of its control of Westbury Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.
Westbury Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Westbury Bank’s capital.
In addition, extensions of credit in excess of certain limits must be approved by Westbury Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Prompt Corrective Action Regulations. The OCC is required by law to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.
Current OCC prompt corrective action regulations state that to be adequately capitalized, Westbury Bank must have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be well-capitalized, Westbury Bank must have a Tier 1 leverage ratio of at least 5.0%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 10.0%. A savings association that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4.0% is considered to be undercapitalized. A savings association that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”
Generally, the OCC is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At September 30, 2013, Westbury Bank met the criteria for being considered “well capitalized.” In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Westbury Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).
Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Westbury Bank. Deposit accounts in Westbury Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.
Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.
In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Westbury Bank. Management cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Federal Home Loan Bank System. Westbury Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Westbury Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2013, Westbury Bank was in compliance with this requirement. While Westbury Bank’s ability to borrow from the Federal Home Loan Bank of Chicago provides an additional source of liquidity and Westbury Bank has from time to time used advances from the Federal Home Loan Bank to fund its operations, Westbury Bank does not currently have any outstanding advances from the Federal Home Loan Bank.
Other Regulations
Interest and other charges collected or contracted for by Westbury Bank are subject to state usury laws and federal laws concerning interest rates. Westbury Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Westbury Bank is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.
The operations of Westbury Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation
General. Westbury Bancorp, Inc. is a savings and loan holding company within the meaning of HOLA. As such, the Company is registered with the Federal Reserve Board and subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
Permissible Activities. Under present law, the business activities of the Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.
Federal law prohibits a savings and loan holding company, including the Company, from directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, the Company is subject to regulatory capital requirements that generally are the same as the new capital requirements for Westbury Bank. These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares.
Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.
Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a savings and loan holding company to pay dividends may be restricted if a subsidiary savings association becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, the Company will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. The Company has elected to comply with new or amended accounting pronouncements in the same manner as a private company.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
TAXATION
Federal Taxation
General. Westbury Bancorp, Inc. and Westbury Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Westbury Bancorp, Inc. and Westbury Bank.
Method of Accounting. For federal income tax purposes, Westbury Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 30, 2012, Westbury Bank had no minimum tax credit carryforward.
Corporate Dividends. We may exclude from our income 100% of dividends received from Westbury Bank as a member of the same affiliated group of corporations.
State Taxation
Westbury Bancorp, Inc., and Westbury Bank are subject to Wisconsin’s corporate income tax, which is imposed at a flat rate of 7.9% on apportioned "adjusted gross income." "Adjusted gross income," for purposes of the Wisconsin corporate income tax, begins with taxable income as defined by Section 62 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several modifications pursuant to Wisconsin tax regulation.
Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. Westbury Bank’s state income tax returns have not been audited in recent years.
Availability of Annual Report on Form 10-K
This Annual Report on Form 10-K is available on our website www.westburybankwi.com. Information on the website is not incorporated into, and is not otherwise considered a part of, this Annual Report on Form 10-K.

ITEM 1A.	Risk Factors.
The presentation of Risk Factors is not required for smaller reporting companies such as Westbury Bancorp, Inc.

ITEM 1B.	Unresolved Staff Comments.
None.

ITEM 2.	Properties.
The following table sets forth information regarding our office properties as of September 30, 2013.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office (including land):

200 South Main Street West Bend, Wisconsin 53095	Owned	1953	27,000	$3,309

Full Service Branches (including land):

N112 W17171 Mequon Road Germantown, Wisconsin 53022	Owned	1970	2,700	205

1052 Fond du Lac Avenue Kewaskum, Wisconsin 53040	Owned	1994	3,780	313

N168 W21921 Main Street Jackson, Wisconsin 53037	Owned	1990	1,590	105

1616 South Main Street West Bend, Wisconsin 53095	Leased	2011	2,065	43

2501 West Washington Street West Bend, Wisconsin 53095	Owned	1995	2,530	514

1195 East Commerce Boulevard Slinger, Wisconsin 53086	Leased	2006	2,100	1

25 South Wacker Drive Hartford, Wisconsin 53027	Owned	2006	2,932	960

N5 W25901 County Line Road Colgate, Wisconsin 53017	Leased	2007	2,402	65

1717 Wolf Road Richfield, Wisconsin 53076	Owned	2008	2,355	185

4301 W. Brown Deer Road Brown Deer, Wisconsin 53223 (1)	Owned(1)	2002	21,448	2,271

17160 W. North Avenue Brookfield, Wisconsin 53005 (2)	Owned	1990	10,810	703

Home Loan Centers (including land):

143 South Main Street West Bend, Wisconsin 53095 (3)	Owned	2005	20,400	2,590

2512 West Lincoln Avenue Milwaukee, Wisconsin 53215 (4)	Owned	2007	18,927	2,518

(1)
Property owned by a subsidiary of Westbury Bank, which is classified as real estate held for investment. Westbury Bank occupies approximately 3,000 square feet pursuant to a lease with the subsidiary, and the remainder was recently vacated by an unaffiliated tenant and is being marketed for rental occupancy. Net book value presented represents net book value of the entire property.

(2)	Westbury Bank occupies approximately 2,135 square feet, and the remainder is leased to unaffiliated tenants. Net book value presented represents net book value of the entire property.

(3)	Westbury Bank occupies approximately 13,600 square feet, and the remainder is leased to an unaffiliated tenant. Net book value presented represents net book value of the entire property.

(4)	Westbury Bank occupies approximately 4,163 square feet, and the remainder is leased to unaffiliated tenants. Net book value presented represents net book value of the entire property.

The net book value of our furniture, fixtures and equipment (including computer software) at September 30, 2013 was $1.0 million. We believe that our current facilities are adequate to meet our present and foreseeable needs.

ITEM 3.	Legal Proceedings.
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
Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously. Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit. Because this lawsuit is in the discovery phase, counsel is unable to give an opinion as to the likely outcome.
Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures.
Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information, Holders and Dividend Information. Our common stock is quoted on the Nasdaq Capital Market under the symbol “WBB.” The number of holders of record of Westbury Bancorp, Inc.’s common stock as of September 30, 2013, was 427. Westbury Bancorp, Inc. common stock began trading on April 11, 2013. Certain shares of Westbury Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market and dividend information for Westbury Bancorp, Inc.’s common stock for each quarter during fiscal year end 2013 and 2012, as reported on the NASDAQ Capital Market. We completed our conversion on April 9, 2013 and began trading on the NASDAQ Capital Market on April 11, 2013. Accordingly, there is no market information prior to April 11, 2013.

Fiscal Year Ended September 30, 2013	High	Low	Dividends

Quarter ended September 30, 2013	$14.39	$13.51	N/A

Quarter ended June 30, 2013	$14.00	$13.02	N/A

Quarter ended March 31, 2013	N/A	N/A	N/A

Quarter ended December 31, 2012	N/A	N/A	N/A

Fiscal Year Ended September 30, 2012

Quarter ended September 30, 2012	N/A	N/A	N/A

Quarter ended June 30, 2012	N/A	N/A	N/A

Quarter ended March 31, 2012	N/A	N/A	N/A

Quarter ended December 31, 2011	N/A	N/A	N/A

Westbury Bancorp, Inc. has not declared dividends on its common stock. Dividend payments by Westbury Bancorp, Inc. are dependent in part on dividends it receives from Westbury Bank because Westbury Bancorp, Inc. has no source of income other than dividends from Westbury Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Westbury Bancorp, Inc. and interest payments with respect to Westbury Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. Also see discussion in "Supervision and Regulation - Agreements with Regulators".
(b)Sales of Unregistered Securities. Not applicable.
(c)Use of Proceeds.
On October 25, 2012, Westbury Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the conversion of WBSB Bancorp, MHC and the related offering of common stock by Westbury Bancorp, Inc. The Registration Statement (File No. 333-184594) was declared effective by the Securities and Exchange Commission on February 11, 2013. Westbury Bancorp, Inc. registered 5,091,625 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $50.9 million. The stock offering commenced on February 21, 2013, and ended on March 19, 2013. The issuance of shares was completed on April 9, 2013 and the shares began trading on April 11, 2013.
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
(d)Securities Authorized for Issuance Under Equity Compensation Plans. None.
(e)Stock Repurchases. Not applicable.
(f)Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data.
The following tables set forth consolidated historical financial and other data of Westbury Bancorp, Inc. and its subsidiaries for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative information, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the year ended September 30, 2013 and the nine months ended September 30, 2012. The information at September 30, 2013 and 2012 and for the years ended September 30, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in this Form 10-K, except that information for the year ended September 30, 2012 is unaudited. The information at December 31, 2011, 2010, and 2009 and for the years ended December 31, 2011, 2010 and 2009 is derived in part from audited consolidated financial statements of the Company's predecessor, WBSB Bancorp, MHC, that do not appear in this Form 10-K. The information presented prior to April 9, 2013 is of WBSB Bancorp, MHC.

	At September 30,		At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$543,282	$526,466	$578,618	$625,393	$643,508
Cash and cash equivalents	47,665	33,141	21,497	50,193	26,162
Investment securities	105,705	64,532	99,119	70,288	61,238
Federal Home Loan Bank stock	2,670	2,670	3,652	3,652	3,652
Loans held for sale	1,028	3,022	3,640	4,327	3,014
Loans, net	342,780	375,899	396,439	436,820	489,172
Deposits	440,978	466,758	524,277	556,325	561,079
Federal Home Loan Bank of Chicago advances and other long-term borrowings	—	—	3,139	10,343	22,699
Short-term borrowings	—	1,254	300	—	—
Stockholders’ equity	90,602	46,864	46,114	53,223	55,210

	For the Years Ended September 30,		For the Nine Months Ended September 30,	For the Years Ended December 31,
	2013	2012	2012	2011	2010	2009
		(Unaudited)
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$18,958	$22,048	$16,338	$24,039	$26,868	$30,765
Interest expense	2,121	3,398	2,266	5,737	8,771	12,993
Net interest income	16,837	18,650	14,072	18,302	18,097	17,772
Provision for loan losses	1,380	6,172	3,019	7,533	3,057	2,240
Net interest income after provision for loan losses	15,457	12,478	11,053	10,769	15,040	15,532
Noninterest income	8,978	10,251	8,216	10,217	11,674	13,754
Noninterest expense	23,149	26,428	18,465	29,805	29,676	30,068
Income (loss) before income taxes	1,286	(3,699)	804	(8,819)	(2,962)	(782)
Income tax expense (benefit)	348	3	229	(1,199)	(1,544)	(823)
Net income (loss)	938	(3,702)	575	(7,620)	(1,418)	41

	At or For the Years Ended September 30,		At or For the Nine Months Ended September 30,	At or For the Years Ended December 31,
	2013	2012	2012	2011	2010	2009
		(Unaudited)
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.17%	(0.67)%	0.14%	(1.25)%	(0.22)%	0.01%
Return on equity (ratio of net income (loss) to average equity)	1.34%	(7.61)%	1.60%	(14.41)%	(2.58)%	0.07%
Interest rate spread (1)	3.72%	3.87%	3.93%	3.46%	3.31%	2.80%
Net interest margin (2)	3.71%	3.85%	3.91%	3.52%	3.36%	2.99%
Efficiency ratio (3)	89.68%	91.44%	80.57%	104.51%	99.68%	95.38%
Dividend payout ratio	—%	—%	—%	—%	—%	—%
Noninterest expense to average total assets	4.23%	4.76%	4.47%	4.89%	4.64%	4.51%
Average interest-earning assets to average interest-bearing liabilities and deposits	97.67%	97.24%	96.41%	105.38%	103.09%	108.68%
Loans to deposits	78.70%	81.97%	81.97%	75.62%	78.52%	86.84%
Earnings per share (basic and diluted)	$(0.06)	—	—	—	—	—
Tangible book value per share	$17.62	—	—	—	—	—

Asset Quality Ratios:

Nonperforming assets to total assets	1.92%	2.50%	2.50%	3.29%	4.88%	5.60%
Nonperforming loans to total loans	2.52%	2.73%	2.73%	3.66%	5.71%	5.86%
Allowance for loan losses to nonperforming loans	48.80%	64.10%	64.10%	48.22%	19.76%	15.51%
Allowance for loan losses to total loans	1.23%	1.75%	1.75%	1.76%	1.13%	0.91%

Capital Ratios:

Average equity to average assets	16.54%	8.76%	8.71%	8.67%	8.60%	8.53%
Equity to total assets at end of period	16.68%	8.90%	8.90%	7.97%	8.51%	8.58%
Total capital to risk-weighted assets (4)	18.85%	11.46%	11.46%	10.65%	11.64%	12.09%
Tier 1 capital to risk-weighted assets (4)	17.64%	10.20%	10.20%	9.56%	10.86%	11.09%
Tier 1 capital to average assets (4)	12.01%	7.68%	7.68%	6.45%	7.44%	8.11%

Other Data:

Number of full service offices	12	12	12	13	15	22

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Represents capital ratios of Westbury Bank.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section is intended to help the reader understand the financial performance of Westbury Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2013 and 2012 and our results of operations for the years ended September 30, 2013 and 2012.
In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative information, the following discussion refers to unaudited information for the year ended September 30, 2012 in addition to the audited information for the year ended September 30, 2013.
This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.
Overview
We historically operated as a traditional thrift institution headquartered in West Bend, Wisconsin. In 1999, we determined that we would be more competitive and profitable if we transitioned over time a significant portion of operations to a commercial bank model. Accordingly, since that time, we have increased our focus on non-residential lending, including commercial business, commercial real estate and multi-family lending, while remaining an active residential lender. Because commercial lending is based on relationships, we have hired specialized commercial lending officers, as well as personnel with experience managing commercial loan administration, collection and workouts. In 2008, in an effort to increase our capital levels to support our increased commercial lending operations, we acquired Continental Savings Bank, a traditional thrift with $203.6 million in assets, $23.9 million in equity and seven offices in the Milwaukee metropolitan area, in a merger of mutually-owned institutions. In connection with the merger, West Bend Savings Bank changed its name to Westbury Bank.
We provide financial services to individuals, families and businesses through our twelve banking offices located in Washington County, Waukesha County and northern Milwaukee County and two home loan centers from which we originate residential mortgages. We also operate three free-standing ATMs at locations other than our branches, and offer online and mobile banking services, participation in a nationwide ATM network and wealth management services. Although our current operations are not focused in central and southern Milwaukee County, we are affected by conditions in central and southern Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in central and southern Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. Unlike most thrift institutions, a significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2013, approximately 79.7% of our deposits were transaction accounts, which we attribute to successful branding initiatives, especially with respect to younger customers. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
As a result of the economic downturn in 2008, we have experienced an increase in delinquent and classified loans. In response, we have undertaken aggressive initiatives to identify problem assets and to enhance asset quality. These initiatives include increasing provisions to our allowance for loan losses, charging down and writing off non-

performing assets, engaging in an intensive review of our loan portfolio and as a result classifying additional loans, limiting the growth of our loan portfolio, and devoting significant resources to developing and implementing enhanced loan underwriting, administration and collections policies and procedures. This resulted in a significant decline in our results of operations through fiscal 2012, with an improvement to net income of $938,000 from a net loss of $3.7 million for the years ended September 30, 2013 and 2012, respectively. At September 30, 2013, we had total assets of $543.3 million, total deposits of $441.0 million and total stockholders' equity of $90.6 million, compared to total assets of $526.5 million, total deposits of $466.8 million and total stockholders' equity of $46.9 million at September 30, 2012.
The economic downturn coincided with significant changes in our customers’ banking habits, particularly a decrease in the amount of business conducted at physical branches as customers began to rely on internet banking and other technological advances for their day-to-day transactions. Accordingly, in addition to our asset quality improvement initiatives, we have also undertaken aggressive measures to reduce our expenses and allocate resources to best suit our customers’ banking needs. As part of this process, since 2009, we have sold or closed 13 branches, reduced the number of employees, substantially reduced other non-interest expenses (excluding non-recurring losses from the sale of foreclosed real estate), and paid off existing Federal Home Loan Bank advances to reduce interest expenses.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.
Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.
Business Strategy
Our goal is to operate Westbury Bank as a profitable, independent, community-oriented commercial bank delivering attractive returns to our shareholders by providing superior customer service and innovative financial products to individuals and small businesses in our market area. We believe a disciplined approach to managing the size, composition and growth of our balance sheet, including the use of improved financial modeling techniques to price products favorably and competitively and to manage expenses, will enable us to optimize profitability.
We will also continue to fulfill our branding statement, “Right Size Neighborhood Banking – Working With You, For You,” which reflects the three-part institutional vision included in our mission statement:

•	Build long-term, mutually beneficial relationships with our communities, customers and employees;

•	Provide superior customer service and innovative financial products designed to meet the needs of individuals and small businesses in our communities; and

•	Return a portion of the benefits of our profitable operations to the communities in which we do business through charitable giving and community involvement.
Continue to Improve Our Asset Quality by Reducing Loan Delinquencies and Improving Our Risk Profile. We are committed to actively monitoring and managing all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within our loan portfolio. We have implemented a policy of conducting both internal and external reviews of our loan portfolio designed to provide early detection of potential problem loans and timely resolution of non-performing and classified loans, and have tasked a special asset committee with conducting internal reviews and stress-testing. Specifically, we have implemented a policy of conducting internal reviews of all loans above $250,000, and third party reviews on all loans above $750,000 as well as a certain portion of new loans and a sample of loans originated by each loan officer, on an annual basis. In addition, we have implemented more stringent underwriting policies and procedures, including increased emphasis on lower debt to income ratios, higher credit scores, and lower loan to value ratios. With respect to commercial business, commercial real estate and multi-family lending, we have also enhanced the information required with respect to a borrower’s financial condition and business prospects, and perform an internal valuation of underlying property in addition to obtaining third party appraisals. Finally, we have hired additional personnel with experience managing commercial loan administration, collection and workouts. We are committed to devoting significant resources to reducing delinquencies and to avoiding problem assets as we increase our commercial business, commercial real estate and multi-family lending. We also intend to continually enhance our loan underwriting, administration and collection procedures, and to implement improved credit risk management and asset-liability management techniques, such as portfolio stress testing, portfolio credit analysis, and credit decision monitoring matrices.
Increase Commercial Business, Commercial Real Estate and Multi-Family Lending. We believe that, with the recent downward trends in interest rates on residential mortgage loans, particularly on the variable rate residential mortgage loans that we retain in our portfolio, a prudent approach to expanding our organic origination of commercial business, commercial real estate and multi-family loans is essential to our profitability. In the past several years, because commercial lending is based on relationships, we have hired specialized commercial lending officers with strong borrower relationships. This has resulted in an increase in our commercial real estate, multi-family and commercial business lending activities, as well as enhancements to our commercial lending policies and procedures. At September 30, 2013, we had $184.4 million of commercial real estate, commercial business and multi-family loans, representing 53.1% of our total loans, and we originated $48.4 million commercial real estate, commercial business and multi-family loans during the year ended September 30, 2013 and $34.2 million of such loans during the year ended September 30, 2012. We expect that a disciplined approach to increasing our commercial business, commercial real estate and multi-family lending will diversify and increase the yield on our loan portfolio.
Continue to Originate Low-Cost Transaction Account Deposits. We offer checking accounts, passbook and statement savings accounts and money market accounts, which generally are lower cost sources of funds than certificates of deposit, are generally less sensitive to withdrawal when interest rates fluctuate, and provide the opportunity for generation of deposit-related fee income. At September 30, 2013, approximately 79.7% of our deposits were transaction accounts. We intend to pursue increased origination of these low cost deposits, with particular focus on transaction accounts, by implementing marketing and promotional programs, offering remote deposit capture services to business customers, and broadening banking relationships with lending customers, particularly as we expand our commercial business, commercial real estate and multi-family lending activities.
Continue to Originate and Sell Certain Residential Real Estate Loans. Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one- to four-family real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended September 30, 2013, we originated $109.5 million in residential real estate loans and sold $93.7 million for gains on sale of $2.0 million, and during the year ended September 30, 2012, we originated $174.4 million in residential real estate loans and sold $159.6 million for gains on sale of $2.7 million. Accordingly, we will continue to originate one- to four-family residential mortgage loans and home equity loans and lines of credit. We intend to maintain an appropriately sized portfolio of adjustable-rate residential mortgage loans to increase the yield of our loan portfolio, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We intend to sell the majority of the long-term fixed-rate residential mortgage loans in the secondary market to increase servicing fee income, recognize gains on sale and manage the overall maturity of our loan portfolio.
Leverage Our Competitive Strengths to Attract and Retain Customers. We believe that our competitive strengths are personalized, superior customer service, extensive knowledge of our local markets, high visibility community activities and technology-driven financial products. We believe that we can leverage these strengths to attract and retain customers from an increasing population of potential customers dislocated as a result of large bank consolidations in our market area and individuals seeking personalized, best-in-class customer service. We also plan to continue to update existing technologies and implement new technologies to enhance the customer experience and increase the efficiency of our operations. We also believe that we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial business, commercial real estate and multi-family lending.
Critical Accounting Policies
Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers.
The recently enacted JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, bank regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.
Mortgage Servicing Rights. Mortgage servicing rights (MSR) are initially recorded as an asset, measured at fair value, when loans are sold to third parties with servicing rights retained. MSR assets are amortized in proportion to, and over the period of, estimated net servicing revenues. The carrying value of these assets is periodically reviewed for impairment using a lower of amortized cost or fair value methodology. The fair value of the servicing rights is determined by estimating the present value of future net cash flows, taking into consideration market loan prepayment speeds, discount rates, servicing costs and other economic factors. For purposes of measuring impairment, the rights are stratified into relatively homogeneous pools based on predominant risk characteristics of the underlying loans which include product type (i.e., fixed, adjustable or balloon) and interest rate bands. If the aggregate carrying value of the capitalized mortgage servicing rights for a stratum exceeds its fair value, a mortgage servicing right impairment is recognized in earnings for the difference. As the loans are repaid and net servicing revenue is earned, mortgage servicing rights are amortized into expense. Net servicing revenues are expected to exceed this amortization expense. However, if actual prepayment experience or defaults exceed what was originally anticipated, net servicing revenues may be less than expected and mortgage servicing rights may be impaired.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.
See "Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012" for detailed discussion of management's analysis of the Company's Deferred Tax Assets.
Comparison of Financial Condition at September 30, 2013 and September 30, 2012
Total Assets. Total assets increased by $16.8 million, or 3.1%, to $543.3 million at September 30, 2013 from $526.5 million at September 30, 2012. The increase was primarily the result of the successful completion of the Company's stock offering in April 2013 which generated net proceeds of $44.8 million, offset by reductions in net loan balances as we reduced non-performing and classified loans and experienced reduced loan demand during 2013.
Net Loans. Net loans decreased by $33.1 million, or 8.8%, to $342.8 million at September 30, 2013 from $375.9 million at September 30, 2012. During the year ended September 30, 2013, we originated $109.5 million of one- to four-family residential real estate loans, selling $93.7 million at a premium. Commercial real estate and multi-family real estate loans decreased $11.9 million, or 6.9%, commercial business loans increased $2.1 million, or 9.0%, and consumer loans decreased $6.7 million, or 25.4% during the year ended September 30, 2013. The decrease in net loans reflects our success in reducing non-performing and classified loans and reduced loan demand in the current economic environment.
Investment Securities. Investment securities available for sale increased $41.2 million, or 63.8%, to $105.7 million at September 30, 2013 from $64.5 million at September 30, 2012 as a result of the investment of the proceeds from our stock offering and the decrease in net loans. Mortgage-backed securities and collateralized mortgage obligations increased $16.8 million, or 40.8%, to $58.1 million at September 30, 2013 from $41.3 million at September 30, 2012, municipal securities increased $18.0 million, or 88.9%, to $38.3 million at September 30, 2013 from $20.3 million at September 30, 2012, U.S. government and agency securities increased to $6.8 million at September 30, 2013 from $3.0 million at September 30, 2012 and corporate securities increased to $2.5 million at September 30, 2013 from $0 at September 30, 2012. The yield on our investment securities decreased to 1.97% at September 30, 2013 from 2.62% at September 30, 2012. Net unrealized gain on securities decreased $3.2 million from September 30, 2012 to September 30, 2013, reflecting the effect of the increase in market interest rates which began in May 2013 after the Federal Reserve Board announced it would consider tapering its purchases of investment securities later in 2013. At September 30, 2013, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities with a focus on suitable government-sponsored securities to augment risk-based capital.
Foreclosed Real Estate. Foreclosed real estate held for sale decreased $1.0 million, or 38.0%, to $1.7 million at September 30, 2013 from $2.7 million at September 30, 2012, as a result of reduced levels of new foreclosures and sales of properties by the Bank. At September 30, 2013, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties.
Bank Owned Life Insurance. Bank-owned life insurance (“BOLI”), which provides us with a funding source for our employee benefit plan obligations, increased $418,000, to $12.4 million at September 30, 2013 from

$11.9 million at September 30, 2012. We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies. BOLI also generally provides us other income that is non-taxable. Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses. At September 30, 2013, this limit was $16.6 million, and we had invested $12.4 million in BOLI at that date.
Deposits. Deposits decreased $25.8 million, or 5.5%, to $441.0 million at September 30, 2013 from $466.8 million at September 30, 2012. Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, checking, money market and savings accounts, decreased $6.6 million, or 1.8%, to $351.3 million at September 30, 2013 from $357.8 million at September 30, 2012. Certificates of deposit and other time deposits decreased $19.2 million, or 17.6%, to $89.7 million at September 30, 2013 from $108.9 million at September 30, 2012. The decrease in certificates of deposit is attributed primarily to decisions by customers not to renew certificates in the current prolonged low interest rate environment.
Other Liabilities. Notes payable decreased $1.3 million, or 100% to $0 at September 30, 2013 from $1.3 million at September 30, 2012 as the notes were paid in full from the proceeds of the Company's stock offering in April 2013. Other liabilities increased $1.1 million, or 22.0%, to $6.0 million at September 30, 2013 from $4.9 million at September 30, 2012, reflecting increased accruals for professional service expenses related to the Company's new status as a public company along with routine fluctuations in other account balances.
Total Stockholders' Equity. Total stockholders' equity increased $43.7 million, or 93.3%, to $90.6 million at September 30, 2013 from $46.9 million at September 30, 2012. The increase resulted from the Company's stock offering completed in April 2013 and net income for the year, offset by reductions in unrealized appreciation on available-for-sale securities.
Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012 (Unaudited)
General. Net income for the year ended September 30, 2013 was $938,000, compared to net loss of $3.7 million for the year ended September 30, 2012, an increase of $4.6 million. The increase in net income was primarily due to decreases in provisions for loan losses and non-interest expense, offset by decreases in net interest income and non-interest income, as discussed in more detail below.
Interest and Dividend Income. Interest and dividend income decreased $3.2 million, or 14.3%, to $19.0 million for the year ended September 30, 2013 from $22.1 million for the year ended September 30, 2012. Average earning assets during the year ended September 30, 2013 decreased $29.7 million to $454.4 million from $484.1 million for the year ended September 30, 2012. This decrease is primarily the result of a decrease in average loan balances. The decrease in average loan balances resulted from our continued efforts to improve the credit quality of our loan portfolio. The average yield on loans decreased by 24 basis points to 4.89% for the year ended September 30, 2013 from 5.13% for the year ended September 30, 2012, reflecting the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The average balance of investment securities decreased $8.5 million to $74.1 million for the year ended September 30, 2013 from $82.6 million for the year ended September 30, 2012. The average yield on investment securities decreased by 33 basis points to 1.97% for the year ended September 30, 2013 from 2.30% for the year ended September 30, 2012 as the result of the prolonged low interest rate environment and the investment of the proceeds of the Company's stock offering completed in April 2013.
Interest Expense. Total interest expense decreased $1.3 million, or 37.6%, to $2.1 million for the year ended September 30, 2013 from $3.4 million for the year ended September 30, 2012. The decrease was primarily due to a decrease in our cost of funds to 0.46% for the year ended September 30, 2013 from 0.68% for the year ended September 30, 2012. Total interest expense also decreased to a lesser extent as a result of a decrease in average deposits and interest-bearing liabilities to $465.2 million for the year ended September 30, 2013 compared to $497.9 million for the year ended September 30, 2012.

Interest expense on deposit accounts decreased $1.1 million, or 34.7%, to $2.1 million for the year ended September 30, 2013 from $3.2 million for the year ended September 30, 2012.
Interest expense on Federal Home Loan Bank of Chicago advances decreased $83,000 to $0 for the year ended September 30, 2013 from $83,000 for the year ended September 30, 2012. The average balance of advances decreased by $2.1 million to $0 for the year ended September 30, 2013 from $2.1 million for the year ended September 30, 2012, due to the payment in full of all outstanding advances during fiscal 2012.
Net Interest Income. Net interest income decreased $1.9 million, or 10.1%, to $16.8 million for the year ended September 30, 2013 from $18.7 million for the year ended September 30, 2012. The decrease reflected an decrease in the average net loan balance of $35.4 million, or 9.0%, to $355.9 million for the year ended September 30, 2013 from $391.3 million for the year ended September 30, 2012 and a decrease in the average interest bearing deposits of $35.3 million, or 8.2% to $396.5 million for the year ended September 30, 2013 from $431.8 million for the year ended September 30, 2012. In addition, we experienced a decrease in our interest rate spread to 3.72% for the year ended September 30, 2013 from 3.87% for the year ended September 30, 2012, and a decrease in our net interest margin to 3.71% for the year ended September 30, 2013 from 3.85% for the year ended September 30, 2012. The decrease in our interest rate spread and net interest margin reflected the effect of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.
Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $1.4 million for the year ended September 30, 2013 and $6.2 million for the year ended September 30, 2012. The allowance for loan losses was $4.3 million, or 1.2% of total loans, at September 30, 2013, compared to $6.7 million, or 1.8% of total loans, at September 30, 2012. Total non-performing loans were $8.7 million at September 30, 2013, compared to $10.4 million at September 30, 2012. As a percentage of non-performing loans, the allowance for loan losses was 48.8% at September 30, 2013 compared to 64.1% at September 30, 2012. Total classified loans were $9.9 million at September 30, 2013, compared to $22.3 million at September 30, 2012.
The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2013 and 2012, respectively.
Non-Interest Income. Non-interest income decreased $1.2 million, or 11.7%, to $9.0 million for the year ended September 30, 2013 from $10.2 million for the year ended September 30, 2012. The decrease in non-interest income was due primarily to decreases in service fees on deposit accounts of $669,000, gains on sales of loans of $688,000, rental income from real estate of $442,000, and gain on sales of investment securities of $263,000. These decreases were offset by an increase in mortgage servicing fee income of $1.3 million.
The decrease in deposit fee income was caused by decreases in the number of transaction accounts and related balances and a reduction in certain service fees for deposit accounts. The reduction in accounts was part of our strategy to improve our regulatory capital ratios prior to the adoption of our plan to undertake the mutual-to-stock conversion that we successfully completed in April 2013. The capital provided by our stock offering has allowed us to renew our focus on increasing our core deposit accounts. In addition, to improve our competitive position in our markets to allow for future growth, we implemented a reduction in the service fee schedule for deposit accounts during the second quarter of 2013. The modification of our scheduled service fees included the elimination of the annual fee on debit cards thus improving the attractiveness of our transaction accounts in our markets.
The decrease in gains on sales of loans was caused by a reduction in loan sales volume as interest rates began to rise in May 2013 thereby reducing demand for loans in our marketplace, particularly refinancing of one-to-four-family mortgage loans. This increase in rates also caused expected lives for existing serviced loans to increase allowing us to recapture $441,000 of the valuation reserve on mortgage servicing rights through mortgage servicing fee income.

The decrease in gains on sales of investment securities was a result of the successful completion of our stock offering. With the increase in funds available for investment as a result of the completion of the stock offering, we reduced our reliance on sales of securities to manage the Bank’s balance sheet and capital ratios.
Non-Interest Expense. Non-interest expense decreased $3.3 million, or 12.4%, to $23.1 million for the year ended September 30, 2013 from $26.4 million for the year ended September 30, 2012. The decrease primarily reflected in compensation and benefits expense of $2.0 million resulting from a reduction of nine full time equivalent staff (offset by the addition of three and one half full time equivalent staff in the commercial lending department) and changes in commission plans for certain employees in our home loan operation. In addition, for the year we succeeded in substantially reducing our expense and losses from the operation of foreclosed real estate by $2.4 million. That amount was offset by the one-time contribution of $1.0 million to the Westbury Bank Charitable Foundation from the proceeds of our stock offering.
Provision for Income Taxes. Income tax expense was $348,000 for the year ended September 30, 2013 compared to expense of $3,000 for the year ended September 30, 2012. The effective tax rate as a percent of pre-tax income (loss) was 27.1% and 0.1% for the year ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate for the year ended September 30, 2013 was due to the establishment of a valuation reserve related to the Company's deferred tax asset in fiscal 2012. We performed an evaluation of our deferred tax assets at September 30, 2013 and 2012. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At each of September 30, 2013 and 2012, our deferred tax asset valuation allowance was $2.4 million, reducing our net deferred tax asset to $5.0 million and $4.0 million, respectively, at those dates. The deferred tax asset valuation allowance relates primarily to uncertainty regarding projections of income in future years.
The net deferred tax asset was the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at September 30, 2013 and 2012. Negative evidence considered included our recent pre-tax losses, non-recurring expenses incurred during recent periods, and our relatively high level of net loan charge-offs, loan loss provisions and OREO losses during 2008 - 2011. We experienced a cumulative pre-tax loss of $13.4 million for the period January 1, 2008 through September 30, 2012, including:

•
an after-tax loss of $7.6 million for the year ended December 31, 2011 due to a $7.5 million provision for loan losses, the establishment of a $2.4 million valuation on deferred tax assets and $1.1 million in non-recurring expenses related to the departure of our President, the former president of Continental Savings Bank;

•	$2.1 million in non-recurring expenses related to the acquisition of Continental Savings Bank during the years ended December 31, 2008 and 2009;

•
$5.4 million in net loan charge-offs for the year ended December 31, 2011, the highest in our history. Net charge-offs for the nine months ended September 30, 2012 were $3.4 million, $2.0 million of which were loans originated by the former Continental Savings Bank prior to our acquisition of that institution; and

•	provisions for loan losses of $17.6 million, resulting in part due to $16.0 million of charge-offs attributable to loans originated by the former Continental Savings Bank.

Higher levels of provision expense were the primary cause of the recent loss experience. Our market area was negatively impacted by the recent recession, causing significant increases in unemployment and significant declines in real estate values that led to the need for the charge-offs and provisions. In addition, Milwaukee County, where a number of borrowers and significant real estate securing loans are located as a result of our acquisition of Continental Savings Bank, experienced greater increases in unemployment and declines in real estate values, as well as declines in revenues for businesses located there, than our market area. See “Business of Westbury Bank-General” and “-Market Area and Competition.” As discussed in more detail below, we believe that our current loan portfolio and credit quality trends indicate that most of the losses resulting from the recent recession and from our acquisition of Continental Savings Bank have been identified. Therefore, we have assumed that our level of credit losses would not continue at the same rate as in the years ended December 31, 2009, 2010 and 2011, the nine months ended September 30, 2012 and the year ended September 30, 2013.

Positive evidence reviewed included our strong historical earnings performance, our projected earnings forecast, reduction of credit risk in our loan portfolio, and potential use of tax strategies.

In developing our projected earnings forecast at September 30, 2013, we assumed gradual improvement in general economic conditions in the ensuing years. These assumptions are in line with both national and regional economic forecasts. Because (i) management has undertaken aggressive efforts to resolve non-performing loans, (ii) management has significantly revised our lending and credit administration policies to provide for better credit risk management, (iii) no personnel of the former Continental Savings Bank are involved in Westbury Bank’s lending or credit administration function, and (iv) loans originated by Continental Savings Bank are being underwritten to our enhanced underwriting standards as they are eligible for review and renewal, our estimates included credit losses at lower levels than those experienced in 2010 through 2013, followed by improvement in ensuing years as the economy improves and higher risk loans continue to decrease.

The positive evidence that led us to conclude that the income tax benefits of our deferred tax assets would be realized included:

•
Prior to our acquisition of Continental Savings Bank and the economic downturn that began in 2008, we had a sustained history of generating taxable income and realizing the income tax benefits of our deferred tax assets and income tax credits. This history provided evidence, which was supported by our pretax income of $1.3 million for the year ended September 30, 2013, that we would be able to return to a profitability level that will allow full utilization of deferred tax assets.

•
We had no prior history of generating loss carry forwards or of expiration of loss carry forwards. Taxable losses generated in the years ended December 31, 2007 and 2009 were carried back to prior years, to realize approximately $1.0 million of the deferred tax asset at December 31, 2009. In addition, net operating loss carryforwards generated in 2007 through 2010 totaling $5.0 million were used to offset taxable income for the tax year ended December 31, 2012.

•	Westbury Bank was “well capitalized” under regulatory definitions, allowing management sufficient resources to continue to manage through the current economic conditions and return to profitability.

•
We incurred increased operating expenses in 2008 and 2009 as a result of our acquisition of Continental Savings Bank. We have been aggressive in our initiatives to reduce these expenses, over the last three years, including branch closings and staff reductions. We have also reduced commission expenses by revising the compensation plan applicable to residential loan officers. We expect that the reduction in expenses resulting from these efforts will be sufficient to offset ordinary increases in expenses that occur over the next several fiscal years. In addition, we incurred non-recurring expenses of $2.1 million during the years ended December 31, 2008 and 2009 related to the acquisition of Continental Savings Bank, and an additional non-recurring expense of $1.1 million during the year ended December 31, 2011 related to the departure of the former president of

Continental Savings Bank. We do not expect to incur similar expenses during the next several fiscal years.

•
Based on certain improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were believed to be limited, to a large extent, to the years ended December 31, 2009, 2010 and 2011. Loan loss provisions for the nine months ended September 30, 2012 were $3.0 million, and were $1.4 million for the year ended September 30, 2013. We expect continued moderation of loan loss provisions in future years as the economy stabilizes and as a result of our efforts to reduce our credit risk, especially the resolution of non-performing assets. We have reduced non-performing assets from $36.0 million at December 31, 2009 to $10.4 million at September 30, 2013.

•
The deferred tax asset related to the net operating loss carry-forwards has a 20 year life, which will allow a significant amount of time for us to utilize the asset. The other significant deferred tax asset relates to the allowance for loan losses. We do not believe that there will be any years in which a significant amount of taxable income is required to offset the anticipated reversal of a given difference and the expected reversal of timing differences is not so large as to preclude the likelihood of sufficient taxable income to allow the use of net operating loss carry-forwards.

•
Westbury Bank could surrender its bank-owned life insurance policies, which would result in taxable income of $4.9 million, and reinvest the proceeds in securities, which would further increase annual taxable income.

Based on our analysis of the positive evidence in the aggregate at both September 30, 2013 and September 30, 2012, including evidence related to the substantially reduced risk profile of the loan portfolio and the elimination of significant non-recurring expenses, we concluded that there is more positive evidence than negative regarding the utilization of our deferred tax asset and that the recorded deferred tax asset is realizable.
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

	For the Years Ended September 30,						For the Year Ended December 31,
	2013			2012			2011
	Audited			Unaudited			Audited
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$355,867	$17,397	4.89%	$391,288	$20,061	5.13%	423,476	22,138	5.23%
Securities	74,060	1,460	1.97	82,572	1,902	2.30	84,949	1,862	2.19
Fed funds sold and other interest-earning deposits	24,431	101	0.41	10,283	85	0.83	10,995	39	0.35
Total interest-earning assets	454,358	18,958	4.17%	484,143	22,048	4.55%	519,420	24,039	4.63%
Noninterest-earning assets	93,044			71,084			90,658
Total assets	$547,402			$555,227			610,078

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	68,045	—	—%	$62,079	$—	—%	55,430	—	—%

Checking accounts	155,634	530	0.34	$164,624	$809	0.49	192,605	1,754	0.91
Passbook and statement savings	116,482	231	0.20	116,272	298	0.26	113,884	443	0.39
Variable rate money market	26,534	49	0.18	31,135	151	0.48	37,957	322	0.85
Certificates of deposit	97,872	1,264	1.29	119,775	1,916	1.60	138,821	2,652	1.91
Total interest bearing deposits	396,522	2,074	0.52	431,806	3,174	0.74	483,267	5,171	1.07
Total deposits	464,567	2,074	0.45	493,885	3,174	0.64	538,697	5,171	0.96

FHLB advances	—	—	—	2,096	83	3.96	6,083	365	6.00
Notes payable	653	47	7.20	1,918	141	7.35	3,544	201	5.67
Total deposits and interest-bearing liabilities	465,220	2,121	0.46%	497,899	3,398	0.68%	548,324	5,737	1.05%

Other liabilities	12,141			8,683			8,873
Total liabilities	477,361			506,582			557,197
Stockholders' equity	70,041			48,645			52,881
Total liabilities and stockholders' equity	$547,402			$555,227			610,078

Net interest income		$16,837			$18,650			18,302
Net interest rate spread			3.72%			3.87%			3.58%
Net interest-earning assets	$(10,862)			$(13,757)			(28,904)
Net interest margin			3.71%			3.85%			3.52%
Average of interest-earning assets to interest-bearing liabilities			97.67%			97.24%			94.70%

Rate/Volume Analysis
The following table presents, for the last two fiscal years, the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances).

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. In 2012, the Company changed its fiscal year end to September 30 from December 31. Because comparative information for the year ended September 30, 2011 is not available due to the change in fiscal year, the table presents information for the nine months ended September 30, 2012 and 2011.

	Years Ended September 30, 2013 vs. 2012 (Unaudited)			Nine Months Ended September 30, 2012 vs. 2011 (Unaudited)
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,816)	$(848)	$(2,664)	$(1,677)	$(400)	$(2,077)
Securities	(196)	(246)	(442)	(54)	94	40
Fed funds sold and other interest-earning deposits	117	(101)	16	—	46	46
Total interest-earning assets	(1,895)	(1,195)	(3,090)	(1,731)	(260)	(1,991)

Interest-bearing liabilities:
NOW accounts	(44)	(235)	(279)	(280)	(665)	(945)
Passbook and statement savings	1	(68)	(67)	9	(153)	(144)
Variable rate money market	(22)	(80)	(102)	(56)	(115)	(171)
Certificates of deposit	(350)	(302)	(652)	(375)	(361)	(736)
Escrow	—	—	—	—	(1)	(1)
FHLB advances	(83)	—	(83)	(223)	(59)	(282)
Notes payable	(93)	(1)	(94)	(84)	24	(60)
Total interest-bearing liabilities	(591)	(686)	(1,277)	(1,009)	(1,330)	(2,339)

Change in net interest income	$(1,304)	$(509)	$(1,813)	$(722)	$1,070	$348
Management of Market Risk
Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.
Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we have used to manage interest rate risk are:

•
originating commercial business, commercial real estate, multi-family and consumer loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•
selling most of our long-term, fixed-rate one- to four-family residential real estate loans that we originate and retaining the majority of adjustable-rate residential real estate loans that we originate;

•
lengthening the weighted average maturity of our liabilities through retail deposit pricing strategies and through longer-term wholesale funding sources such as fixed-rate advances from the Federal Home Loan Bank of Chicago;

•	reducing our dependence on the acquisition of certificates of deposits and wholesale funding to support lending and investment activity;

•	investing in shorter- to medium-term investment securities; and

•	increasing non-interest income as a percentage of total income to decrease our reliance on net interest margin and interest rate spread.
Our Board of Directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a monthly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. In addition, we regularly perform a “gap analysis” of the discrepancy between the repricing of our assets and liabilities.
In order to monitor and manage interest rate risk, we use the net present value of equity at risk (“NPV”) methodology. This methodology calculates the difference between the present value of expected cash flows from assets and liabilities. The comparative scenarios assume an immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from +300bp to -100bp, because a decline of greater than -100bp is currently highly unlikely. The Board of Directors and management review the methodology’s measurements on a quarterly basis.
The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may influence our earnings. Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model. These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rate on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions. Assumptions are supported with annual back testing of the model to actual market rate shifts.
The table below sets forth, as of September 30, 2013, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Westbury Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2013
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets (3)
Changes in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$67,571	$(5,383)	(7.38)%	13.31%	(0.42)%
+200	70,180	(2,774)	(3.80)	13.62	(0.11)
+100	72,614	(340)	(0.47)	13.87	0.14
0	72,954	0	—	13.73	—
-100	73,455	501	0.69	13.67	(0.06)

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at September 30, 2013, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 0.69% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 0.47% decrease in net portfolio value.
Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, curing periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates. We believe that our level of interest rate risk is acceptable using this approach.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.3 million and $8.7 million for the year ended September 30, 2013 and 2012, respectively. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(10.5) million and $8.7 million for the year ended September 30, 2013 and 2012, respectively. During the year ended September 30, 2013, we purchased $70.7 million and sold $11.6 million in securities held as available-for-sale, and during the year ended September 30, 2012, we purchased $28.8 million and sold $36.2 million in securities held as available-for-sale. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and Federal Home Loan Bank advances, was $17.7 million and $(86.6) million for the year ended September 30, 2013 and 2012, respectively.
At September 30, 2013, Westbury Bank exceeded all of its regulatory capital requirements with a tier 1 leverage capital level of $62.3 million, or 12.01% of adjusted total assets, which is above the required level of $25.9 million, or 5.00%; and total risk-based capital of $66.5 million, or 18.85% of risk-weighted assets, which is above the required level of $35.3 million, or 10.00%. At September 30, 2012, Westbury Bank exceeded all of its regulatory capital requirements with a tier 1 leverage capital level of $39.3 million, or 7.68% of adjusted total assets, which is above the required level of $25.6 million, or 5.00%; and total risk-based capital of $44.1 million, or 11.46% of risk-weighted assets, which is above the required level of $38.5 million, or 10.00%. Accordingly, Westbury Bank was categorized as well capitalized at September 30, 2013 and 2012, respectively. Management is not aware of any conditions or events since the most recent notification that would change our category.
At September 30, 2013, we had outstanding commitments to originate loans of $1.3 million and stand-by letters of credit of $140,000. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2013 totaled $55.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
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
We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.

ITEM 8.	Financial Statements and Supplementary Data.
The Company’s Consolidated Financial Statements are presented in this Annual Report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Internal control over financial reporting.    There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ending September

30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	Other Information.
The Board of Directors of the Company has fixed the date of the 2014 Annual Meeting of Stockholders for June 18, 2014.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The directors of Westbury Bancorp, Inc. are the same persons who are the directors of Westbury Bank. In addition, each executive officer of Westbury Bancorp, Inc. is also an executive officer of Westbury Bank. We expect that Westbury Bancorp, Inc. and Westbury Bank will continue to have common executive officers until there is a business reason to establish separate management structures.
The following table sets forth information regarding the executive officers of Westbury Bancorp, Inc. and Westbury Bank and their ages as of September 30, 2013. The executive officers of Westbury Bancorp, Inc. and Westbury Bank are elected annually.

Name	Age	Position

Raymond F. Lipman	64	President, Chief Executive Officer and Chairman
Kirk J. Emerich	50	Senior Vice President and Chief Financial Officer
Greg T. Remus(1)	44	Senior Vice President of Lending
Michael L. Holland	41	Senior Vice President and Chief Credit Officer
Nancie P. Heaps	62	Senior Vice President of Human Resources and Marketing and Secretary
Wendy L. Heather(1)	58	Senior Vice President of Secondary Market and Retail Lending
Sue E. Garman(1)	58	Senior Vice President of Branch Operations

(1)	Not an officer of Westbury Bancorp, Inc.

Westbury Bancorp, Inc. has nine directors. Directors serve three-year staggered terms. The following table states our directors’ names, their ages as of September 30, 2013, the years that they began serving as directors of Westbury Bank and when their current term as directors of Westbury Bancorp, Inc. expires:

Name	Position(s) Held With Westbury Bancorp, Inc.	Age	Director Since	Current Term Expires

Raymond F. Lipman	President, Chief Executive Officer and Chairman of the Board	64	1992	2015
Russell E. Brandt	Director	60	1991	2016
William D. Gehl	Director	67	1995	2015
Gerald R. Guarnaccio	Director	63	2009	2014
Andrew J. Gumm	Director	64	1991	2015
James L. Mohr	Director	63	2009	2016
James A. Spella	Director	68	1999	2014
Terry Wendorff	Director	54	2007	2014
J.J. Ziegler	Director	57	2001	2016

The business experience for the past five years of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee and the Board of Directors to determine that the person should serve as a director. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors:
Raymond F. Lipman is our President and Chief Executive Officer and serves as Chairman of our Board of Directors. He has been employed with Westbury Bank since 1976 in a variety of roles, including as Chief Financial Officer for 15 years. He has served as President since 1991, Chief Executive Officer since 1994 and Chairman of the Board since 2005. Mr. Lipman has over 35 years of community banking experience. Mr. Lipman holds a degree in accounting from the University of Wisconsin-Whitewater. Mr. Lipman has extensive ties to the community that support our business generation, including service with the West Bend Economic Development Corporation, West Bend Rotary Club, the Museum of Wisconsin Art, and various greater West Bend area economic development efforts. Mr. Lipman was selected to serve as a director because his extensive experience in a variety of roles at Westbury Bank provides a broad and unique perspective on the challenges facing our organization and on our business strategies and operations.
Russell E. Brandt is President and majority owner of Brandt Printing, Inc., a commercial printer serving the Washington County and greater Milwaukee metropolitan area, where he has served since founding the company in 1974. Mr. Brandt served as a Trustee of the Village of Slinger, Wisconsin from 1987 to 1992, and has served as its President since 2003. In this role, Mr. Brandt was instrumental in improving the village’s finances and in forming a storm water utility to address flooding issues. Mr. Brandt has been a member of the Rotary Club since 1975, and, together with his wife, co-chaired a fund drive to improve local parks. Mr. Brandt was selected to serve as a director because his familiarity with the needs of business customers in our market area provide unique perspective on our business and operations, particularly with respect to our increased commercial business lending activities, and because his years of public service provide insight on economic and other conditions in our market area.
William D. Gehl is the Chairman of IBS of Southeastern Wisconsin, a distributor of portable power products, a position he has held since 2011. Previously, from 1992 to 2008, he served as President and Chief Executive Officer of Gehl Company, a publicly traded company that was engaged in the manufacturing of compact construction equipment. He serves on the boards of directors and audit committees of FreightCar America, Inc., a publicly traded company manufacturer of railroad freight cars, and Astec Industries, Inc., a publicly traded manufacturer of infrastructure development equipment. He also serves on the boards of directors of Oilgear, Inc., a privately held manufacturer of hydraulic pumps, Mason Wells, Inc., a private equity firm, and the West Bend Community Foundation. Mr. Gehl is a graduate of the University of Notre Dame, and holds an MBA from the Wharton School of Finance at the University of Pennsylvania and a juris doctor from the University of Wisconsin School of Law. He is a member of the Wisconsin and Florida State Bars. Mr. Gehl was selected to serve as a director because his business experience and educational background provide unique perspective on our business operations, and because his service on the board of directors and audit committees of publicly held companies provides insight with respect to issues that our organization will face as a public company, including oversight of financial controls and procedures and the preparation and review of financial statements.
Gerald R. Guarnaccio is the Vice President of Operations for Gerald Nell, Inc., a design and construction firm that has been operating in our market area for nearly 50 years. He holds a degree in building construction from the University of Wisconsin-Stout. Mr. Guarnaccio was selected to serve as a director because his experience in the local construction industry provides unique perspective on housing and real estate trends in our market area, and on the risks and opportunities related to our lending operation, particularly commercial real estate lending.
Andrew J. Gumm is the founder of AJG Consulting LLC, which provides consulting services to utility companies with an emphasis on regulatory approvals for utility projects. Prior to his retirement in 2012, he was employed by Wisconsin Energies for over 40 years in a variety of roles, including Senior Manager of Project Siting and Approvals. He holds a degree in business administration from Carthage College in Kenosha, Wisconsin. Mr. Gumm is a board member of the Museum of Wisconsin Art, Threshold, Inc., the West Bend Rotary Club, and the American Red Cross, and is current President of the West Bend Economic Development Corporation and a past President of the Washington County Economic Development Corporation. Mr. Gumm was selected to serve as a director because of his extensive management experience at a regulated entity, and because his service to the community in which we operated provides a unique perspective on economic and other conditions in our market area.
James L. Mohr is a certified public accountant and is the founder of James L. Mohr & Associates LLP, a certified public accounting firm serving businesses and individuals in our market area. Previously, Mr. Mohr spent 25 years at KPMG LLP, including 17 years as a partner in the tax department working with financial institutions. Mr. Mohr holds a bachelor’s degree in business from the Indiana University School of Business and a juris doctor from the Indiana University School of Law. He has served as an adjunct professor in the University of Wisconsin-Milwaukee Masters in Taxation program, teaching courses in executive compensation and partnership taxation. Mr. Mohr is a member of the board of directors of several private foundations, and is a member of the Children’s Hospital Foundation Planned Giving Council. He has previously served as president of the Silver Spring Neighborhood Center, Wiscraft, Inc., a business employing the blind, and Wisconsin Swimming Inc., and on the advisory board of The Salvation Army. Mr. Mohr was selected to serve as a director because his extensive experience as a certified public accountant, specifically working for financial institutions, provides unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures and our accounting practices.
James A. Spella is a partner in The Schloemer Law Firm, S.C., where he has practiced real estate, business, tax and estate planning since 1973. Prior to joining the firm, he was a tax attorney with Arthur Andersen & Company. He holds a bachelor’s degree in accounting from Marquette University and a juris doctor from Marquette University Law School. Mr. Spella has served as legal advisor to or director of a number of community organizations, including the Rotary Club, the Threshold Foundation, the West Bend Community Foundation, Partners in Philanthropy, West Bend Economic Development Corporation and the St. Frances Cabrini School Board. Mr. Spella was selected to serve as a director because his extensive experience as a business and tax attorney provides a unique perspective on our business and operations, and because his client service and his community service provide insight into the needs of members of our community as well as economic and other trends developing in our market area.
Terry Wendorff is the President of Sno-Way International, Inc., a manufacturer of snow and ice control equipment, where he has served since 1993. From 1980 to 1993, he served as operations manager for Simone Engineering, Inc., a multi-state distributor of valves, instruments and controls. Mr. Wendorff is a board member of the Washington County Economic Development Corporation, president of the Kettle Moraine Lions Club, and is a member and past president of the Harford Area Chamber of Commerce. Mr. Wendorff was selected to serve as a director because his experience managing and overseeing a business provides perspective with respect to general business operations and experience reviewing financial statements.
J.J. Ziegler is the managing member of several real estate development companies. He holds a degree in landscape architecture from the University of Wisconsin. Mr. Ziegler serves on the board of directors of Proven Direct, Inc., a marketing and digital print company, and is a former board member of the Riveredge Nature Center, the Kettle Moraine YMCA, the Washington County Economic Development Corporation and a former member of the Rotary Club. Mr. Ziegler was selected to serve as a director because his experience managing his own business provides insight with respect to general business operations as well as experience reviewing financial statements, and his experience in the real estate industry provides unique perspective on the risks and opportunities related to our lending operations, particularly commercial real estate lending.
Executive Officers Who Are Not Directors:
Kirk J. Emerich has been employed by Westbury Bank since 1992, and is currently serving as Senior Vice President and Chief Financial Officer. He has over 26 years of experience in the financial services industry, having served as an accountant with Ernst & Young for six years prior to joining Westbury Bank. He served as a director of Westbury Bank for four years, stepping down in 2008 upon the completion of the merger with Continental Savings Bank. Mr. Emerich holds a degree in accounting from the University of Wisconsin-Whitewater, and is a certified public accountant. His responsibilities include the management and supervision of the Accounting, Compliance,

Information Technology and Operations Departments. Mr. Emerich oversees the preparation of financial statements and budgets, capital planning initiatives, and the asset/liability and investment management function. He is a member and past president of the West Bend Sunrise Rotary, treasurer of the West Bend Sunrise Rotary Foundation, and past president of the West Bend Area Chamber of Commerce.
Greg J. Remus has been employed by Westbury Bank since 2009, and is currently serving as Senior Vice President of Lending. Mr. Remus has over 20 years of experience in the financial services industry. He previously served as Vice President of Commercial Real Estate for M&I Bank from 2004 to 2009 and, before that, as Vice President Commercial Lending of ISB Community Bank. Mr. Remus holds a degree in mathematics from the University of Wisconsin. His responsibilities include general oversight of our commercial business, multi-family and commercial real estate loan portfolio, including credit quality, underwriting, administration, collections, loan yield pricing and portfolio growth.
Michael C. Holland was hired by Westbury Bank in October, 2012, to serve as Senior Vice President and Chief Credit Officer.  Mr. Holland has 10 years of experience in the financial services industry.  He previously served as Vice President of Business Banking at ISB Community Bank from 2004 to 2012 and, before that, as Credit Analyst at Associated Bank.  Mr. Holland holds a master’s degree in finance and a bachelor’s degree in economics, both from the University of Wisconsin.  His responsibilities include the management and supervision of credit administration, commercial collections and commercial loan processing.

Nancie P. Heaps has been employed by Westbury Bank since 1973, and is currently serving as Senior Vice President of Human Resources and Marketing, and Secretary. Her responsibilities include planning and administering policies relating to all phases of human resources activity and overseeing the design and implementation of our marketing initiatives. She also maintains records of the activities of the Board of Directors and committees of the Board of Directors. Ms. Heaps holds a degree in education from the University of Wisconsin-Oshkosh. She has over 35 years of experience in the financial services industry, having spent her entire career in various positions at Westbury Bank.
Wendy L. Heather has been employed by Westbury Bank since 2000, and is currently serving as Senior Vice President of Secondary Market and Retail Lending. Ms. Heather has over 22 years of experience in the financial services industry, having previously served as Business Development Officer, Mortgage Loan Originator and Branch Manager of Westbury Bank. Her responsibilities include general oversight of our residential loan portfolio (including credit quality, loan yield pricing and portfolio growth), our retail loan operations (including processing, underwriting and closing), secondary market loan sales (including post-closing and servicing), and our consumer lending activities.
Sue E. Garman has been employed by Westbury Bank since 1985 in a variety of roles, and is currently serving as Senior Vice President of Branch Operations. Ms. Garman has over 38 years of experience in the financial services industry, having previously served in several positions at Chase Bank. Ms. Garman’s responsibilities include general oversight of our retail operations, including deposit growth cost of funds and branch network operations.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended September 30, 2013, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis, except for one Form 4 transaction filing by Nancie P. Heaps that was filed one day late following a purchase of shares due to an administrative oversight.

Code of Ethics

Westbury Bancorp, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and all other employees and directors. The Code of Ethics is available on our website at www.westburybankwi.com.

Recommendation of Nominees by Stockholders

The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Nominating and Corporate Governance Committee. Stockholders who wish to recommend a nominee must write to the Company’s Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	The name and address of the stockholder as they appear on the Company’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

•	The class or series and number of shares of the Company’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

•
A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

•	The name, age, personal and business address of the candidate, the principal occupation or employment of the candidate;

•	The candidate’s written consent to serve as a director;

•
A statement of the candidate’s business and educational experience and all other information relating to such person that would indicates such person’s qualification to serve on the Company’s Board of Directors;

•	An affidavit that the candidate would not be disqualified under the provisions of Article II, Section 12 of the Company’s Bylaws; and

•	Such other information regarding the candidate or the stockholder as would be required to be included in the Company’s proxy statement pursuant to SEC Regulation 14A.

To be timely, the submission of a candidate for Director by a stockholder must be received by the Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders. If (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Company’s Secretary no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made. In the case of the Company’s first annual meeting of stockholders a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Company’s Secretary no later than the close of business on the later of (i) the 120th day prior to the date of the annual meeting and (ii) the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made.
Audit Committee

The Audit Committee of the Board of Directors is responsible for supervising Westbury Bancorp, Inc.’s accounting, financial reporting and financial control processes. Generally, the Audit Committee oversees management’s efforts with respect to the quality and integrity of our financial information and reporting functions and the adequacy and effectiveness of our system of internal accounting and financial controls. The Audit

Committee also reviews the independent audit process and the qualifications of the independent registered public accounting firm. The Audit Committee will have sole responsibility for engaging our registered public accounting firm.
The Audit Committee is comprised of Directors Mohr (Chairman), Gumm, Guarnaccio and Wendorff. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and applicable SEC regulations. Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the SEC, our board of directors believes that Mr. Mohr qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules.

ITEM 11.	Executive Compensation.
Executive Officer Compensation
Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated individuals for the years ended September 30, 2013 and September 30, 2012. Each individual listed in the table below is referred to as a named executive officer.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	All other compensation ($)(1)	Total ($)
Raymond F. Lipman President and Chief Executive Officer	2013	255,054	24,707	36,708	316,469
	2012	250,477	—	34,440	284,917
Kirk J. Emerich Senior Vice President and Chief Financial Officer	2013	146,688	15,438	12,506	174,632
	2012	140,335	—	14,134	154,469
Greg Remus Senior Vice President Commercial Lending	2013	136,529	14,890	5,714	157,133
	2012	116,999	20,000	4,967	141,966
_________________________

(1)
For 2013, the amounts in this column reflect what Westbury Bancorp, Inc. or Westbury Bank paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the following table:

All Other Compensation
Name	Auto Expenses ($)	Country Club Dues ($)	Board Fees ($)	Life Insurance Premiums ($)	Long-Term Care Premiums ($)	Employer Contributions to 401(k) Plan ($)	Total All Other Compensation ($)
Raymond F. Lipman	1,961	841	22,000	1,742	327	9,837	36,708
Kirk J. Emerich	4,896	1,387	—	296	242	5,685	12,506
Greg Remus	—	—	—	174	234	5,306	5,714

Current Employment Agreement. Westbury Bank entered into an employment agreement with Mr. Raymond Lipman in December 2008. The employment agreement originally had a three-year term and currently will expire in March 2014 unless renewed. The agreement provides for the payment of base salary which must be reviewed at least annually and which may be increased but not decreased, except for decreases applicable to all officers. The current base salary for the executive is $256,740. In addition to the base salary, the agreement provides the executive with an automobile and payment of reasonable costs related to such automobile. The agreement also provides for participation in bonus programs and other employee benefit plans, arrangements and perquisites applicable to senior officers. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than death, disability, retirement or a change in control, or in the event of termination for cause, or in the event the executive resigns during the term of the agreement following (i) Westbury Bank’s failure to elect or reelect or to appoint or reappoint the executive to the executive position, (ii) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position, (iii) a material reduction in the benefits and perquisites paid to the executive unless such reduction is employer-wide, (iv) the failure of Westbury Bank’s officers, other than its internal audit staff, to report, directly or indirectly, to the executive, (v) liquidation or dissolution of Westbury Bank or Westbury Bancorp, Inc. or (vi) a material breach of the employment agreement by Westbury Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to two times his then current base salary and his average annualized bonus paid by Westbury Bank for the prior three years. In addition, the executive would be entitled to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.

In the event of a change in control of Westbury Bank, followed by executive’s involuntary termination or resignation for one of the reasons set forth above, the executive would be entitled to a severance payment in the form of a cash lump sum equal to the greater of (i) three times the sum of (a) the highest rate of base salary paid to the executive at any time, and (b) the greater of the average annualized cash bonus paid to the executive with respect to the three completed fiscal years prior to termination of employment or the cash bonus paid to the executive with respect to the fiscal year ended prior to the termination, or (ii) 2.99 times the executive’s “base amount” as defined under Internal Revenue Code Section 280G (the “base amount” is generally the five-year average of the executive’s taxable compensation). In addition, the executive would be entitled to the continuation of life insurance and non-taxable medical and dental coverage for 36 months following the termination of employment. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

In the event the executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive shall receive benefits under any disability plan maintained by Westbury Bank and other plans to which the executive is a party. In the event of executive’s death during the term of the employment agreement, Westbury Bank will provide continuing Westbury Bank-paid health coverage to the executive’s family for one year following the executive’s death. Upon termination of the executive’s employment following an “event of termination” as defined in the employment agreement, the executive agrees not to compete with Westbury Bank for a period of one year following termination.

Anticipated Future Employment Agreements. Subject to any required regulatory approval, Westbury Bank intends to enter into new employment agreements with Messrs. Lipman, Emerich and Remus. Each employment agreement will have substantially similar terms, except for the term of the agreements. Mr. Lipman’s agreement will have a fixed three-year term. Messrs. Emerich and Remus’ agreements will have an initial two-year term, and commencing on the first anniversary of the agreements and on each subsequent anniversary thereafter, the agreements will be renewed for an additional year so that the remaining term will be two years, provided that the Board of Directors has approved the extension of the term. The agreement provides for the payment of base salary which must be reviewed at least annually and which may be increased but not decreased except for decreases applicable to all employees. The current base salaries for Messrs. Lipman, Emerich and Remus are $256,740, $150,000 and $140,000 respectively. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.
Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (i)  a material change in the nature of the executive’s authority resulting in a reduction of the responsibility, or importance of executive’s position (and under Mr. Lipman’s agreement only, a failure to elect or reelect the executive as Chief Executive Officer), (ii) a material reduction in the benefits or perquisites paid to the executive unless such reduction is employer-wide, or (iii) a material breach of the employment agreement by Westbury Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement. For this purpose, the bonuses payable will be deemed to be equal to the average bonus paid during the prior three years. In addition, the executive would be entitled to receive a lump sum payment equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under Westbury Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.
In the event of a change in control of Westbury Bank or Westbury Bancorp, Inc., followed by executive’s involuntary termination or resignation for one of the reasons set forth above within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) two (2) times (three (3) times for Mr. Lipman) the executive’s “base amount” as defined under Internal Revenue Code Section 280G (the “base amount” is generally the five-year average of the executive’s taxable compensation), plus (b) a lump sum equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under Westbury Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional twenty-four (24) months (thirty-six (36) months for Mr. Lipman) after termination of employment, earning the salary that would have been achieved during such period. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for twenty-four (24) months (thirty-six (36) months for Mr. Lipman) following the termination of employment. In the event payments made to the executive include an “excess parachute payment” as defined in Internal Revenue Code Section 280G, such payments will be cutback by the minimum dollar amount necessary to avoid this result.
Under each employment agreement, if an executive becomes disabled within the meaning of Internal Revenue Code Section 409A, the executive shall receive benefits under any short-term or long-term disability plans maintained by Westbury Bank in which he participates. In the event of executive’s death, the executive’s family will be entitled to continued non-taxable medical insurance for twelve months following the executive’s death, with the family member paying the employee share of the insurance premiums.
Upon termination of the executive’s employment, the executive shall be subject to certain restrictions on their ability to compete, or to solicit business or employees of Westbury Bank and Westbury Bancorp, Inc. for a period of one year following termination of employment.

Salary Continuation Agreements. Westbury Bank entered into non-qualified salary continuation agreements with each of Raymond Lipman and Kirk Emerich in 2004. The two agreements, which contain substantially identical terms, provide that Messrs. Lipman and Emerich, respectively, are entitled to receive a supplemental retirement benefit of $89,900 and $62,000 a year, respectively, payable over 20 years following a termination of employment on or after age 65, with the benefit paid in monthly installments. If Messrs. Lipman and Emerich terminate employment on or after age 62 but prior to age 65, the executive will be entitled to a reduced benefit, which will also be payable over 20 years following a termination of employment in monthly installments. The agreement also provides a benefit in the event of the executive’s death or disability.
401(k) Plan. In connection with the conversion, Westbury Bank adopted the Westbury Bank 401(k) Profit Sharing Plan (“401(k) Plan”), effective October 15, 2012. The 401(k) Plan amends and supersedes the Westbury Bank 401(k) Profit Sharing Plan. Employees who have attained age 21 and completed six months of employment are eligible to participate in the 401(k) Plan. Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2013, the salary deferral contribution limit is $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500, for a total contribution of $23,000. In addition to salary deferral contributions, Westbury Bank may make matching contributions and profit sharing contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of his or her termination of employment with Westbury Bank.
Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options. In connection with the conversion, each participant will be allowed to invest his or her account balance in the common stock of Westbury Bancorp, Inc. through the Westbury Bancorp, Inc. Stock Fund.
Employee Stock Ownership Plan. In connection with the conversion, which was completed on April 9, 2013, Westbury Bank adopted an employee stock ownership plan for eligible employees. Eligible employees will begin participation in the employee stock ownership plan on the later of the effective date of the conversion (April 9, 2013) or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 411,403 shares of common stock in our stock offering. The employee stock ownership plan funded its stock purchase with a loan from Westbury Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Westbury Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The interest rate for the employee stock ownership plan loan bears interest at an adjustable rate equal to 3.25%, which was the prime rate, as published in The

Wall Street Journal, on the closing date of the offering. Thereafter the interest rate adjusts annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.
The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as we repay the loan. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Each participant will vest in his or her benefit at a rate of 20% per year, beginning after the participant’s completion of his or her second year of service, such that the participant will be fully vested upon completion of six years of credited service. However, each participant who was employed by Westbury Bank prior to the offering will receive credit for vesting purposes for years of service prior to the adoption of the employee stock ownership plan. A participant also will become fully vested automatically in his or her benefit upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, a participant will receive a distribution from the employee stock ownership plan upon separation from service.
The employee stock ownership plan permits a participant to direct the trustee as to how to vote the shares of common stock allocated to his or her account. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.
Director Compensation

The following table sets forth for the fiscal year ended September 30, 2013 certain information as to the total remuneration we paid to our directors other than to our named executive officers. Information with respect to director compensation paid to directors who are also named executive officers is included above in “-Executive Officer Compensation-Summary Compensation Table.”

Name	Fees earned or paid in cash ($)(1)	All other compensation ($)(2)	Total ($)

Russell E. Brandt	23,750	1,514	25,264
William D. Gehl	22,000	2,010	24,010
Gerald R. Guarnaccio	25,100	—	25,100
Andrew J. Gumm	32,000	1,723	33,723
James L. Mohr	22,000	—	22,000
James A. Spella	20,250	2,117	22,367
Terry Wendorff	22,000	—	22,000
J.J. Ziegler	22,000	1,389	23,389

(1)	Amounts in this column include contributions by Mr. Guarnaccio to the Westbury Bank deferred compensation plan.

(2)	Amounts in this column reflect the cost of long-term care insurance premiums paid by Westbury Bank.

Director Fees

Each director of Westbury Bank is paid a monthly retainer of $1,750. The lead independent director receives an additional monthly retainer of $875. Each director is paid a fee of $800 for each special meeting attended during the fiscal year. Additionally, each director is a paid a fee for his services on the audit committee, enterprise risk committee, nominating and governance committee, personnel and compensation committee and directors’ loan committee in the amount of $300 ($500 for the chairman of the committee), respectively, for each committee meeting attended. Westbury Bancorp, Inc. does not separately compensate directors for serviced on the board of directors of committees of Westbury Bancorp, Inc.
Director Plan

Deferred Compensation Plan. Westbury Bank maintains a deferred compensation plan for selected directors. The only participants are Gerald Guarnaccio and James Mohr. Under the deferred compensation plan, participants are permitted to defer all or a portion of their compensation. The deferred compensation plan, which is an unfunded plan, provides that interest on the deferred amounts will be computed at a rate equal to the greater of (a) the prime rate, as published in the Wall Street Journal, on the first day of each calendar quarter, minus two hundred (200) basis points, or (b) three percent (3%). Each participant is always 100% vested in his account balance. Participants will receive a distribution in a single lump sum or in annual installments in accordance with a participant’s written elections. For the fiscal year ended September 30, 2013, Messrs. Guarnaccio and Mohr deferred $25,100 and $0, respectively, and received an interest credit of $11,949 and $6,025, respectively. Mr. Mohr ceased to defer compensation to the plan effective January 1, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
At September 30, 2013, there were no shares of any class of Westbury Bancorp, Inc. securities authorized for issuance under an equity compensation plan.
Security Ownership of Management and Certain Beneficial Owners
Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the SEC regarding such ownership. The following table sets forth, as of September 30, 2013, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Westbury Bank Employee Stock Ownership Plan is 200 South Main Street, West Bend, Wisconsin 53095.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1), (2)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders

Westbury Bank ESOP	411,403	(2)	8.00%
Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	509,058	(3)	9.90%
Thomson Horstmann & Bryant, Inc. 501 Merritt 7 Norwalk, Connecticut 06851	356,000	(4)	6.92%

Directors and Executive Officers

Raymond F. Lipman, President, Chief Executive Officer and Chairman of the Board	35,966	(5)	*
Russell E. Brandt, Director	10,000	(6)	*
William D. Gehl, Director	7,500		*
Gerald R. Guarnaccio, Director	7,500	(7)	*
Andrew J. Gumm, Director	15,000	(8)	*
James L. Mohr, Director	5,500	(9)	*
James A. Spella, Director	5,000	(10)	*
Terry Wendorff, Director	15,000		*
J.J. Ziegler, Director	17,500	(11)	*
Kirk J. Emerich, Senior Vice President and Chief Financial Officer	8,353	(12)	*
Greg J. Remus, Senior Vice President of Lending	22,085	(13)	*
Michael C. Holland, Senior Vice President and Chief Credit Officer	3,008	(14)	*
Nancie P. Heaps, Senior Vice President of Human Resources and Marketing and Secretary	10,795	(15)	*

All directors and executive officers as a group (15 persons)	163,207		3.17%

*	Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)	None of the shares held in our employee stock ownership plan have been allocated to participant accounts.

(3)	Based on a Schedule 13F-HR filed with the Securities and Exchange Commission on November 14, 2013 showing ownership as of September 30, 2013.

(4)	Based on a Schedule 13F-HR filed with the Securities and Exchange Commission on November 1, 2013 showing ownership as of September 30, 2013.

(5)
Includes 15,000 shares held by Mr. Lipman’s wife, over which Mr. Lipman is deemed to have shared voting and dispositive power together with his wife, 5,966 held in Mr. Lipman’s account in Westbury Bank’s 401(k) Plan, and 14,500 held by an IRA for the benefit of Mr. Lipman.

(6)	Includes 10,000 shares held by an IRA for the benefit of Mr. Brandt.

(7)	Includes 7,500 shares held as Trustee of the Gerald R and Jacqueline A Guarnaccio Trust.

(8)	Includes 15,000 shares held by an IRA for the benefit of Mr. Gumm.

(9)	Includes 500 shares held by Mr. Mohr’s son, over which Mr. Mohr is deemed to have shared voting and dispositive power together with his son.

(10)	Includes 5,000 shares held as Trustee of the James and Karen Spella Revocable Living Trust.

(11)	Includes 2,500 shares held by the Andreas John Ziegler 1999 Trust and 2,500 held by the Charles Benjamin Ziegler 1997 Trust.

(12)	Includes 8,353 shares held in Mr. Emerich’s account in Westbury Bank’s 401(k) Plan.

(13)
Includes 6,943 shares held by Mr. Remus’ wife, over which Mr. Remus is deemed to have shared voting and dispositive power together with his wife, 781 held in Mr. Remus’ account in Westbury Bank’s 401(k) Plan, and 13,100 held by an IRA for the benefit of Mr. Remus.

(14)	Includes 8 shares held in Mr. Holland's account in Westbury Bank's 401(k) Plan and 3,000 held by an IRA for the benefit of Mr. Holland.

(15)	Includes 8,955 shares held in Ms. Heaps’ account in Westbury Bank’s 401(k) Plan and 1,840 held by an IRA for the benefit of Ms. Heaps.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Related Party Transactions

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from such prohibition for loans made by federally insured financial institutions, such as Westbury Bank, to their executive officers and directors in compliance with federal banking regulations. Federal regulations permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Westbury Bank makes loans to its directors, executive officers and employees through an employee loan program pursuant to which such loans bear interest at a rate that is 0.25% lower than the market rate at the time of origination. The program applies only to adjustable-rate first mortgages and home equity lines of credit on a primary residence and is available to all employees of Westbury Bank.

The following table sets forth loans made by Westbury Bank to its directors and executive officers where the largest amount of all indebtedness outstanding during the year ended September 30, 2013, and all amounts of interest payable during the year, respectively, exceeded $120,000, and where the borrowers received reduced interest rates pursuant to the employee loan program described above. Except for the reduced interest rates, all loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Westbury Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Name	Type of Loan	Largest Aggregate Balance from October 1, 2012 to September 30, 2013	Interest Rate on September 30, 2013	Principal balance on September 30, 2013	Amount of Principal Paid from October 1, 2012 to September 30, 2013	Amount of Interest Paid from October 1, 2012 to September 30, 2013

James A. Spella	Mortgage on primary home	$46,243	4.00%	$—	$46,243	$902
Andrew J. Gumm	Mortgage on primary home	$323,882	3.75%	$319,260	$4,622	$12,067
Andrew J. Gumm	Home equity loan on primary	$45,593	3.75%	$29,249	$20,691	$1,191
J.J. Ziegler	Mortgage on primary home	$53,989	4.69%	$28,731	$25,258	$1,994
J.J. Ziegler	Home equity loan on primary	$95,422	2.75%	$90,787	$16,878	$2,232

Westbury Bank is in compliance with federal regulations with respect to its loans and extensions of credit to executive officers and directors. The aggregate amount of our loans to our executive officers and directors and their related entities was $5.563 million at September 30, 2013. As of September 30, 2013, these loans were performing according to their original terms.

Other Transactions. In addition to loans to directors and executive officers, during the fiscal year ended September 30, 2013, Westbury Bank paid $189,332 in legal fees to the Schloemer Law Firm, of which Director James Spella is a partner; $182,335 in rent for one of its branch offices to Ziegler-Bence Development, a real estate development and management company of which Director J.J. Ziegler is a partner; and $69,087 in fees for property management and leasing commissions to Gerald Nell Inc., a property management company with which Director Gerald Guarnaccio is employed as vice president of operations for the construction division.

Prior to April 9, 2013, we were also party to a note in the principal amount of $300,000 issued to Third Floor Mgmt., LLC. We borrowed funds from this limited liability company in order to establish an escrow account to fund interest-only payments on a separate note issued to an unaffiliated bank because Westbury Bank had previously agreed with the Office of Thrift Supervision not to pay dividends to WBSB Bancorp, Inc. or WBSB Bancorp, MHC, which were the holding companies of Westbury Bank prior to the completion of the mutual-to-stock conversion of Westbury Bank. This note bore interest at an annual rate of 9.50%, and principal and interest were due in March 2014, when the note issued to the unaffiliated bank for which the proceeds were escrowed was scheduled to mature. The note with Third Floor Mgmt., LLC was approved by our Board of Directors, and the Office of Thrift Supervision consented to our incurring the indebtedness represented by the note. At September 30, 2013, the total amount outstanding was $0, as we paid off the entire principal and interest outstanding, an aggregate of $356,900, on April 9, 2013. At that time, we also paid off all amounts outstanding with the note issued to the unaffiliated bank. Third Floor Mgmt., LLC is a limited liability company owned by certain of our executive officers and directors, as set forth in the table below. All principal and accrued interest was paid to Third Floor Mgmt., LLC, with the directors and officers receiving the benefit of principal repaid and interest accrued on a pro rata basis as set forth in the table below.

Affiliate of the Company	Ownership Interest in Third Floor Mgmt., LLC

Raymond F. Lipman	9.05%
Kirk J. Emerich	3.28
Greg T. Remus	9.05
Nancie P. Heaps	4.13
Wendy L. Heather	1.64
Sue E. Garman	3.28
Russell E. Brandt	3.28
Peter Bruce	8.52
William D. Gehl	7.41
Gerald R. Guarnaccio	8.20
Andrew J. Gumm	3.61
James L. Mohr	8.20
James Podewils	9.05
James A. Spella	6.56
Terry Wendorff	6.56
J.J. Ziegler	8.20
Total	100.00%

Board and Committee Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Raymond F. Lipman and James A. Spella, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Lipman is not independent because he is one of our executive officers, and Mr. Spella is not independent because payments by Westbury Bank of legal fees to the Schloemer Law Firm, of which Mr. Spella is a partner, exceeded limitations under applicable Nasdaq rules during 2011, 2012 and 2013. Each director who serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the listing standards of the Nasdaq Stock Market and applicable SEC regulations for purposes of service on each of such committees.
In determining the independence of the other directors, the Board of Directors considered the following facts. During the fiscal year ended September 30, 2013, Westbury Bank paid $182,335 in rent for one of its branch offices to Ziegler-Bence Development, a real estate development and management company of which Director J.J. Ziegler is a partner; $23,868 in fees for various printing services to Brandt Printing, Inc., a printing company owned by Director Russell Brandt; and $69,087 in fees for property management and remodeling services to Gerald Nell Inc., a property management company with which Director Gerald Guarnaccio is employed as vice president of operations for the construction division. The Board of Directors determined that the payment of market rent for commercial space does not interfere with Mr. Ziegler’s exercise of independent judgment in carrying out his responsibilities as a director; that the payment of market prices for printing services does not interfere with Mr. Brandt’s exercise of independent judgment in carrying out his responsibilities as a director; and that the payment of market prices for property management and remodeling services does not interfere with Mr. Guarnaccio’s exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.	Principal Accounting Fees and Services.
Set forth below is certain information concerning aggregate fees billed for professional services rendered by McGladrey LLP during the years ended September 30, 2013 and 2012.

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $253,000 and $299,000 during the years ended September 30, 2013 and 2012, respectively, and an additional $89,000 and $126,000 during the years ended September 30, 2013 and 2012 related to the mutual-to-stock conversion of Westbury Bank, including the change in our fiscal year end from December 31 to September 30.

Audit Related Fees. The aggregate fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “-Audit Fees,” above, were $29,000 and $26,000, during the years ended September 30, 2013 and 2012.

Tax Fees. The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $20,000 and $0 during the years ended September 30, 2013 and 2012, respectively, and an additional $4,000 and $30,000 during the year ended September 30, 2013 and 2012, respectively, related to the mutual-to-stock conversion of Westbury Bank, including the change in our fiscal year end from December 31 to September 30.

All Other Fees. There were no fees billed to us during the years ended September 30, 2013 and 2012 that are not described above.

The Audit Committee has adopted a pre-approval policy, and, starting with the fiscal year ending September 30, 2013, preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by McGladrey LLP, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets – September 30, 2013 and 2012;

(C)	Consolidated Statements of Operations for the year ended September 30, 2013 and for the nine months ended September 30, 2012;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the year ended September 30, 2013 and for the nine months ended September 30, 2012;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the year ended September 30, 2013 and for the nine months ended September 30, 2012;

(F)	Consolidated Statements of Cash Flows for the year ended September 30, 2013 and for the nine months ended September 30, 2012; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*

3.2	Bylaws of Westbury Bancorp, Inc.*

4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*

10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*

10.4	Employment Agreement by and between Westbury Bank and Raymond F. Lipman*

10.5	Form of Employment Agreement between Westbury Bank and Raymond F. Lipman*

10.6	Form of Employment Agreement between Westbury Bank and certain executive officers of Westbury Bank*

10.7	Form of Change in Control Agreement*

10.8	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*

21	Subsidiaries*

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, (ii) the Consolidated Statements of Income for the year ended September 30, 2013 and for the nine months ended September 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the year ended September 30, 2013 and for the nine months ended September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the year ended September 30, 2013 and for the nine months ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the

year ended September 30, 2013 and for the nine months ended September 30, 2012, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

EXHIBIT INDEX

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Bylaws of Westbury Bancorp, Inc.*
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*
10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*
10.4	Employment Agreement by and between Westbury Bank and Raymond F. Lipman*
10.5	Form of Employment Agreement between Westbury Bank and Raymond F. Lipman*
10.6	Form of Employment Agreement between Westbury Bank and certain executive officers of Westbury Bank*
10.7	Form of Change in Control Agreement*
10.8	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
21	Subsidiaries*
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, (ii) the Consolidated Statements of Income for the year ended September 30, 2013 and for the nine months ended September 30, 2012, (iii) the Consolidated Statements of Comprehensive Income for the year ended September 30, 2013 and for the nine months ended September 30, 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the year ended September 30, 2013 and for the nine months ended September 30, 2012, (v) the Consolidated Statements of Cash Flows for the year ended September 30, 2013 and for the nine months ended September 30, 2012, and (vi) the notes to the Consolidated Financial Statements. **

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

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

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westbury Bancorp, Inc.

		By:	/s/ Raymond F. Lipman
Date:	December 23, 2013		Raymond F. Lipman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Raymond F. Lipman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 23, 2013
Raymond F. Lipman

/s/ Kirk J. Emerich	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 23, 2013
Kirk J. Emerich

/s/ Russell E. Brandt	Director	December 23, 2013
Russell E. Brandt

/s/ William D. Gehl	Director	December 23, 2013
William D. Gehl

/s/ Gerald R. Guarnaccio	Director	December 23, 2013
Gerald R. Guarnaccio

/s/ Andrew J. Gumm	Director	December 23, 2013
Andrew J. Gumm

/s/ James L. Mohr	Director	December 23, 2013
James L. Mohr

/s/ James A. Spella	Director	December 23, 2013
James A. Spella

/s/ Terry Wendorff	Director	December 23, 2013
Terry Wendorff

/s/ J.J. Ziegler	Director	December 23, 2013
J.J. Ziegler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Westbury Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended September 30, 2013 and the nine months ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the year ended September 30, 2013 and the nine months ended September 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Milwaukee, Wisconsin
December 23, 2013

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
September 30, 2013 and 2012
(In Thousands)

	September 30, 2013	September 30, 2012
Assets
Cash and due from banks	$25,742	$22,688
Interest-bearing deposits	21,923	10,453
Cash and cash equivalents	47,665	33,141

Securities available-for-sale	105,705	64,532
Loans held for sale, at lower of cost or fair value	1,028	3,022
Loans, net of allowance for loan losses of $4,266 and $6,690 at September 30, 2013 and 2012, respectively	342,780	375,899
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	1,690	2,728
Real estate held for investment	6,172	8,451
Office properties and equipment, net	12,549	13,290
Cash surrender value of life insurance	12,358	11,940
Mortgage servicing rights	1,831	1,893
Prepaid FDIC assessment	171	1,139
Deferred taxes	4,995	3,974
Other assets	3,668	3,787

Total assets	$543,282	$526,466

Liabilities and Stockholders' Equity
Liabilities
Deposits	$440,978	$466,758
Notes payable	—	1,254
Advance payments by borrowers for property taxes and insurance	5,700	6,670
Other liabilities	6,002	4,920
Total liabilities	452,680	479,602
Commitments and Contingencies (Notes 8, 9, 16 and 18)

Stockholders' Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,142,541 shares issued and outstanding at September 30, 2013	51	—
Additional paid-in capital	48,800	—
Retained earnings	46,625	45,687
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,114)	—
Accumulated other comprehensive income (loss)	(760)	1,177
Total stockholders' equity	90,602	46,864

Total liabilities and stockholders' equity	$543,282	$526,466

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Year Ended September 30, 2013 and Nine Months Ended September 30, 2012
(In Thousands, except per share data)

	Year Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Interest and dividend income:
Loans	$17,397	$14,894
Investments - nontaxable	30	21
Investments - taxable	1,430	1,376
Interest bearing deposits	101	47
Total interest and dividend income	18,958	16,338
Interest expense:
Deposits	2,074	2,171
Advances from the Federal Home Loan Bank	—	3
Notes payable	47	92
Total interest expense	2,121	2,266
Net interest income before provision for loan losses	16,837	14,072
Provision for loan losses	1,380	3,019
Net interest income after provision for loan losses	15,457	11,053
Noninterest income:
Service fees on deposit accounts	4,236	3,592
Gain on sales of loans, net	1,971	2,021
Servicing fee income, net of amortization and impairment	298	(379)
Insurance and securities sales commissions	845	724
Gain on sales of securities	232	421
Gain (loss) on sales of branches and other assets	(22)	202
Increase in cash surrender value of life insurance	418	311
Rental income from real estate operations	590	661
Other income	410	663
Total noninterest income	8,978	8,216
Noninterest expenses:
Salaries and employee benefits	8,478	6,440
Commissions	712	1,033
Occupancy	1,736	1,536
Furniture and equipment	1,343	1,043
Data processing	3,220	2,318
Advertising	278	93
Real estate held for investment	562	380
Net loss from operations and sale of foreclosed real estate	1,079	2,406
FDIC insurance premiums	811	802
Other expenses	4,930	2,414
Total noninterest expenses	23,149	18,465
Income before income tax expense	1,286	804
Income tax expense	348	229
Net income	$938	$575
Earnings (loss) per share:
Basic	(0.06)	—
Diluted	(0.06)	—

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Year Ended September 30, 2013 and Nine Months Ended September 30, 2012
(In Thousands)

	Year Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Net income	$938	$575

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(2,936)	599
Income Taxes	1,140	(170)
	(1,796)	429

Reclassification adjustment for realized gains included in net income	(232)	(421)
Income Taxes	91	167
	(141)	(254)

Other comprehensive income (loss), net of tax	(1,937)	175

Comprehensive income (loss)	$(999)	$750

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Year Ended September 30, 2013 and Nine Months Ended September 30, 2012
(In Thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income(Loss)	Total
Balance, December 31, 2011	$—	$—	$—	$45,112	$—	$1,002	$46,114

Net income	—	—	—	575	—	—	575
Other comprehensive income, net of tax	—	—	—	—	—	175	175

Balance, September 30, 2012	—	—	—	45,687	—	1,177	46,864

Stock conversion proceeds, net	—	51	48,800	—	—	—	48,851
Net income	—	—	—	938	—	—	938
Purchase of 411,403 shares by ESOP	—	—	—	—	(4,114)	—	(4,114)
Other comprehensive loss, net of tax	—	—	—	—	—	(1,937)	(1,937)

Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$90,602

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Year Ended September 30, 2013 and Nine Months Ended September 30, 2012
(In Thousands)

	Year Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities
Net income	$938	$575
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	1,380	3,019
Depreciation and amortization	1,015	718
Net amortization of securities premiums and discounts	635	673
Amortization and impairment of mortgage servicing rights	370	899
Capitalization of mortgage servicing rights	(308)	(405)
Gain on sales of available-for-sale securities	(232)	(421)
(Gain) loss on sales of branches and other assets	22	(202)
(Gain) loss on sale of foreclosed real estate	(7)	329
Write-down of foreclosed real estate	415	1,018
Loans originated for sale	(91,684)	(113,340)
Proceeds from sale of loans	95,649	115,979
Gain on sale of loans, net	(1,971)	(2,021)
Deferred income taxes	375	307
Increase in cash surrender value of life insurance	(418)	(311)
Net change in:
Prepaid FDIC insurance assessment	968	776
Other assets	47	3,033
Other liabilities and advance payments by borrowers for property taxes and insurance	112	6,802
Net cash provided by operating activities	7,306	17,428

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(70,734)	(11,787)
Proceeds from sales of securities available-for-sale	11,584	30,914
Proceeds from maturities, prepayments, and calls of securities available-for-sale	14,406	15,359
Sale of real estate held for investment	1,748	—
Net change in FHLB stock	—	982
Net decrease in loans	29,403	10,840
Proceeds from sales of office properties and equipment	428	706
Purchases of office properties and equipment	(286)	—
Proceeds from sales of foreclosed real estate	2,966	6,906
Net cash (used in) provided by investing activities	(10,485)	53,920

Cash Flows From Financing Activities
Net decrease in deposits	(25,780)	(57,519)
Repayment of advances from the Federal Home Loan Bank	—	—
Proceeds from issuance of common stock, net of costs	48,851	—
Unearned employee stock ownership (ESOP)	(4,114)	—
Net change in notes payable	(1,254)	(2,185)
Net cash provided by (used in) financing activities	17,703	(59,704)

Net increase in cash and cash equivalents	14,524	11,644

Cash and cash equivalents at beginning	33,141	21,497

Cash and cash equivalents at end	$47,665	$33,141

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$2,130	$2,297

Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$2,336	$6,681
See Notes to Consolidated Financial Statements.

Note 1.Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Westbury Bancorp, Inc. (the Company) is a federal savings and loan holding company headquartered in West Bend, Wisconsin and provides a variety of financial services to individuals and small businesses throughout Southeastern Wisconsin. The Company owns 100% of the stock of Westbury Bank (the Bank). The Bank's primary deposit products are checking, savings and term certificate accounts and its primary lending products are consumer, commercial and residential mortgage loans. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Organization and principles of consolidation:  The consolidated financial statements include the accounts of the Company and the Bank.  The financial statements of the Bank include the accounts of its wholly-owned subsidiaries, CRH, Inc., a Wisconsin real estate holding company, WBSB Investments, Inc.(WBSBII), a Nevada investment corporation, and Citizens Financial Service Corporation (CFSC). WBSBII and CFSC are no longer active. The financial statements of the Bank also include three wholly-owned limited liability corporations (LLC). These have been formed to own certain of the Bank’s foreclosed properties. All significant intercompany balances and transactions have been eliminated in consolidation.

Jumpstart Our Business Startups Act: The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering.

As an “emerging growth company,” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.

Use of estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, valuation of deferred tax assets and valuation of mortgage servicing rights.

Changes in fiscal year end: The Company changed its fiscal year end from December 31 to September 30 in 2012. As a result, the attached audited statements of operations, comprehensive income, stockholders' equity and cash flows include results for the year ended September 30, 2013, and the nine months ended September 30, 2012.

Cash and cash equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents includes cash, due from banks, and interest-bearing deposits.

The Company maintains amounts due from banks that, at times, may exceed federally insured limits. Management monitors these correspondent relationships and has experienced no losses. Accordingly, in the opinion of management, no material risk of loss exists.

Securities: All securities are classified “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of individual available-for-sale securities below their amortized cost basis that are deemed to be other-than-temporary impairment losses are reflected as realized losses. In determining whether an other-than-temporary impairment exists, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent or requirement of the Company to sell its investment in the issuer prior to any anticipated recovery in fair value.

If the Company intends to sell an impaired security, it records an other-than-temporary loss in an amount equal to the entire difference between the fair value and amortized cost of the security. If a security is determined to be other-than-temporarily impaired, but the Company does not intend to sell the security, only the credit portion of the estimated loss is recognized in earnings, with the other portion of the loss recognized in other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as estimated based on cash flow projections discounted at the applicable original yield of the security.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Loans held for sale: Loans held for sale are recorded at the lower of cost or fair value as determined on an aggregate basis. Fees received from the borrower and the direct costs of loan originations are deferred and recorded as an adjustment to the sales price, when such loans are sold.

Loans: The Company grants commercial, mortgage and consumer loans to customers principally located in Southeastern Wisconsin. The ability of the Company’s loan customers to meet the terms of their loans is dependent upon the general economic conditions in this area and real estate values.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses, and deferred loan fees or costs on an originated basis. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees and certain direct loan origination costs on loans receivable are deferred, and the net amounts amortized as an adjustment of the related loan’s yield. These amounts are amortized, using the level-yield method, over the contractual life of the related loans. Unamortized deferred amounts are included in interest income upon repayment or sale of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent, unless the loan is well-secured and in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses: For all portfolio segments, the allowance for loan losses is maintained at the level considered adequate by management of the Company to provide for losses that are probable. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. In determining the adequacy of the allowance balance, the Company makes continuous evaluations of the loan portfolio and related off-balance sheet commitments, considers current economic conditions and historical loss experience, and reviews specific problem loans and other factors.

When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and their relevant risk characteristics are as follows:

Single family: Single family loans are real estate loans generally smaller in size and are homogeneous because they exhibit similar characteristics. Single family loans are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, as well as the underlying collateral and the loan to collateral value. Also included in this category are junior liens on 1-4 family residential properties. These loans consist of closed-end loans secured by junior liens on 1-4 family residential properties. Underwriting standards for single family loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

Construction and land development: These loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the on-site construction of industrial, commercial, residential, or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. For purposes of this classification, “construction” includes not only construction of new structures, but any loans originated to finance additions or alterations to existing structures and the demolition of existing structures to make way for new structures. Until a permanent loan originates, or payoff occurs, all construction loans secured by real estate are reported in this loan pool. Loans to finance construction and land development that are not secured by real estate are segmented and reported separate from this pool. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

Commercial business: Commercial business loans are extended primarily to middle market customers.  Such credits typically comprise working capital loans, loans for physical asset expansion, asset acquisition loans and other business loans. Loans to closely held businesses will generally be guaranteed in full or for a meaningful amount by the owners of the business. Commercial business loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors.  Minimum standards and underwriting guidelines have been established for all commercial and industrial loan types.

Multifamily: Multifamily loans include loans to finance non-farm properties with five or more units in structures primarily to accommodate households on a temporary or permanent basis. Such credits are typically originated to finance the acquisition of an apartment or condo building/complex. Multifamily loans are made based primarily on the historical and projected cash flow of the subject multifamily property, with assumptions made for vacancy rates. Cash flows and ultimate loan performance rely on the receipt of rental income from the tenants of the property who are themselves subject to fluctuations in national and local economic and unemployment trends.

Commercial real estate: These loans are primarily secured by office and industrial buildings, warehouses, small retail shopping facilities and various special purpose properties, including hotels and restaurants.  These loans are subject to underwriting standards and processes similar to commercial business loans.  These loans are viewed primarily as cash flow loans and the repayment of these loans is largely dependent on the successful operation of the property.  Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market such as geographic location and/or property type.

Consumer and other: These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family, and other personal expenditures. These include direct consumer automobile loans extended by the Company for the purpose of purchasing a new or used vehicle for personal use. Consumer and installment loans are underwritten by evaluating the credit history of the borrower and the ability of the borrower to meet the debt service requirements of the loan and total debt obligations. Also included in this category are home equity lines of credit. These loans consist of revolving open-end lines of credit secured by 1-4 family residential properties extended to individuals for household, family or other personal expenditures. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. In addition, regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses, and may require the Company to recognize adjustments to its allowance based on their judgments of information available to them at the time of their examinations.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the Company’s own loss experience over the most recent two year period, adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience and other elements of the Company’s lending operations.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining the impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.

Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of collateral, if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price.

Single family and consumer and other loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual homogeneous loans for impairment disclosures, unless such loans are the subject of a restructuring agreement due to the financial difficulties of the borrower, the loans are related with another commercial type loan or the loans experience significant payment delinquencies and are not insured.

Troubled debt restructurings: Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment.

Troubled debt restructurings are classified as impaired loans. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. A period of sustained repayment, for at least six months, is generally required for return to accrual status. This may result in the loan being returned to accrual at the time of restructuring. A loan that is modified at a market rate of interest will not be classified as a troubled debt restructuring or impaired in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

Federal Home Loan Bank stock: Federal Home Loan Bank (FHLB) stock consists of the Company’s required investment in the capital stock of the FHLB. No ready market exists for these securities and they have no quoted market value; as such the stock is carried at cost. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock, and no impairment has been identified as a result of these reviews.

Foreclosed real estate: Real estate acquired by foreclosure or by deed in lieu of foreclosure is initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Costs relating to the development and improvement of property are capitalized; holding costs are charged to expense. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of their carrying amount or fair value less cost to sell. Revenues and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed real estate.

Real estate held for investment: Real estate held for investment includes land, rental properties, and certain real estate development projects. Land and real estate development projects are carried at the lower of cost plus capitalized development period interest, or fair value less costs to sell, and are periodically evaluated for impairment. Rental properties are carried at cost less provisions for depreciation computed by the straight-line method over the estimated life of the property. Rental revenue is recognized on a straight-line basis over the term of the lease unless another systemic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets in the accompanying consolidated balance sheets.

The Company evaluates the carrying value of all real estate held when an indicator of impairment is deemed to exist. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset. If the Company intends to dispose of its assets, the assets would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

A property is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed, and sale is expected to occur within one year.

Office properties and equipment: Office properties including equipment are stated at cost less accumulated depreciation, and include expenditures for new facilities and items that substantially increase the useful lives of existing buildings and equipment. Expenditures for normal repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

Mortgage servicing rights: Mortgage servicing rights (MSRs) are initially recognized at fair value when loans have been sold to investors and are amortized over the lives of the loans. Upon sale of loans with servicing retained, the servicing rights are recorded at fair value and remaining proceeds received are allocated to the loan. Amortization of MSRs is based on the ratio of net servicing income received in the current period, to total remaining net servicing income projected to be realized from the MSRs. MSRs are periodically assessed for impairment, which is calculated using estimated net cash flow analysis on a discounted basis. Impairment is recognized in the statement of income, during the period in which it occurs, as an adjustment to the corresponding valuation allowance. For purposes of performing an impairment evaluation, the serviced loan portfolio is stratified on the basis of certain risk characteristics including loan type (i.e., fixed or adjustable interest rates).

Transfers of financial assets: Transfers of financial assets are accounted for as sales only when the control over the financial assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of the right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Employee stock ownership plan: The Company has an employee stock ownership plan (ESOP) covering substantially all employees. The cost of shares issued to the ESOP but not yet allocated to participants is presented in the consolidated balance sheets as a reduction of stockholders' equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts.

Income taxes: The Company, the Bank, and its subsidiaries file consolidated federal income tax returns and combined state income tax returns. Accordingly, amounts equal to tax benefits of those companies having taxable federal losses or credits are reimbursed by the other companies that incur tax liabilities.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates as of the date of enactment.

The Company accounts for uncertainty in income taxes to determine whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the consolidated financial statements. The Company may recognize the tax benefit for an uncertain tax position if it is more-likely-than-not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being utilized upon ultimate settlement.

It is the Company’s policy that interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of operations.

Derivative financial instruments and hedging activities: All derivatives are recognized in the consolidated balance sheets at their fair value. Derivative contracts are maintained related to commitments to fund residential mortgages (interest rate locks) in connection with residential mortgages intended for sale. Such commitments are recorded at fair value in other assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed rate commitments, also considers the committed rates and current levels of interest rates. Derivative contracts are also maintained related to certificates of deposit, for which changes in the fair value of the derivative are recorded in earnings.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

Reclassification: Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on net income or loss.

Segment reporting: The Company views the Bank as one operating segment, therefore, separate reporting of financial segment information is not considered necessary. The Company approaches the Bank and its other subsidiaries as one business enterprise, which operates in a single economic environment, since the products and services, types of customers and regulatory environment all have similar characteristics.

Recent accounting pronouncements: In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 amends ASC Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. ASU 2011-02 is effective for annual periods ending on or after December 15, 2012 and has been adopted with no impact on the consolidated financial statements and related disclosures.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements. ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessments of effective control (i) the criteria requiring the transferor to have the ability to repurchase or redeem the financial asset on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 was effective for the Company on January 1, 2012 and has been adopted with no impact on the consolidated financial statements and related disclosures.
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011. The guidance primarily impacts fair value disclosures related to Level 3 fair value measurements, and has been adopted with no impact on the consolidated financial statements and related disclosures.
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statement, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of net income and the components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for fiscal years ending after December 15, 2012 and has been adopted in these consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amends Topic 220, Comprehensive Income, to require that amounts reclassified out of accumulated other comprehensive income be reported on the appropriate line item of the statement of operations if the amount being reclassified is required by U.S. GAAP to be included in its entirety in net income. ASU 2013-02 is effective for reporting periods beginning after December 31, 2012 and has been adopted in these consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carrryforward Exists. ASU 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carrryforward exists. This presentation had not been addressed in Topic 740 and there was diversity in reporting practices in those instances. ASU 2013-11 requires an unrecognized tax benefit to be presented as a liability and not netted against a deferred tax asset. ASU 2013-11 is effective for reporting periods beginning after December 15, 2013. Adoption by the Company is not expected to have an impact on the consolidated financial statements and related disclosures.

Note 2.	Plan of Conversion and Change in Corporate Form

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

In addition, in conjunction with the reorganization and conversion in April 2013 the Company contributed a total of $1,000 (consisting of 50,916 shares of common stock and $491 in cash) to a charitable foundation that the Bank has established. The contribution is included in Other expenses in the Consolidated Statements of Operations for the year ended September 30, 2013. The foundation was organized as Westbury Bank Charitable Foundation.

The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized $2,574 in reorganization and stock issuance costs as of September 30, 2013.

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

Note 3.    Cash and Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank, based upon a percentage of certain deposits. These required reserve balances totaled approximately $256 and $405 at September 30, 2013 and 2012, respectively.

Note 4.    Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$7,155	—	$(354)	$6,801
U.S. Government agency residential mortgage-backed securities	50,447	417	(660)	50,204
U.S. Government agency collateralized mortgage obligations	7,931	52	(118)	7,865
Municipal securities	38,861	308	(877)	38,292
Corporate bonds	2,541	2	—	2,543
	$106,935	$779	$(2,009)	$105,705

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

U.S. Government and agency securities	$2,994	$17	$(2)	$3,009
U.S. Government agency residential mortgage-backed securities	31,349	1,161	—	32,510
U.S. Government agency collateralized mortgage obligations	8,709	93	(57)	8,745
Municipal securities	19,542	790	(64)	20,268
Corporate bonds	—	—	—	—
	$62,594	$2,061	$(123)	$64,532

The amortized cost and fair value of securities available-for-sale, by contractual maturity at September 30, 2013, are shown in the following table. Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not presented in the maturity categories in the table below.

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$2,346	$2,356
Due after one year through five years	14,970	14,979
Due after five years through ten years	23,642	23,098
Due after ten years	7,599	7,203
U.S. Government agency collateralized mortgage obligations	7,931	7,865
U.S. Government agency residential mortgage-backed securities	50,447	50,204
	$106,935	$105,705

Proceeds from sales of securities available-for-sale during the year ended September 30, 2013 and the nine months ended September 30, 2012 were $11,584 and $30,914, respectively. Gross realized gains, during the year ended September 30, 2013 and the nine months ended September 30, 2012, on these sales amounted to $256 and $481, respectively. Gross realized losses on these sales were $24 and $60 during the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

Securities with carrying values of $8,346 and $5,349 at September 30, 2013 and September 30, 2012, respectively, were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and agency securities	$6,801	$(354)	—	—	6,801	$(354)
U.S. Government agency residential mortgage-backed securities	31,192	(660)	—	—	31,192	(660)
U.S. Government agency collateralized mortgage obligations	3,155	(52)	1,153	(66)	4,308	(118)
Municipal securities	24,658	(785)	1,758	(92)	26,416	(877)
Corporate Bonds	1,541	—	—	—	1,541	—
	$67,347	$(1,851)	$2,911	$(158)	$70,258	$(2,009)

	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and agency securities	$998	$(2)	—	—	$998	$(2)
U.S. Government agency collateralized mortgage obligations	2,932	(57)	—	—	2,932	(57)
Municipal securities	2,100	(64)	—	—	2,100	(64)
	$6,030	$(123)	—	—	$6,030	$(123)

At September 30, 2013, the investment portfolio included 13 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 148 securities which had been in unrealized loss positions for less than twelve months. At September 30, 2012, the investment portfolio did not include any available-for-sale securities which had been in unrealized loss positions for greater than twelve months and included 16 securities which had been in unrealized loss positions for less than twelve months. These securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary. In addition, the Company does not intend to sell these investment securities for a period of time sufficient to allow for anticipated recovery. The Company does not have any current requirement to sell its investment in the issuer prior to any anticipated recovery in fair value.

Note 5.	Loans
A summary of the balances of loans follows:

	September 30, 2013	September 30, 2012
Real Estate:
Single Family	$132,496	$153,090
Multifamily	47,178	38,491
Commercial real estate	112,237	132,782
Construction and land development	10,629	8,975
Total Real Estate	302,540	333,338
Commercial Business	25,003	22,938

Consumer:
Home equity lines of credit	13,652	19,356
Education	5,189	5,709
Other	798	1,255
Total Consumer	19,639	26,320

Total Loans	347,182	382,596
Less:
Net Deferred Loan Fees	136	7
Allowance for Loan Losses	4,266	6,690
Net Loans	$342,780	$375,899

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and September 30, 2012:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2013	Current	Past Due	Past Due	or More	Total
Single family	$127,631	$406	$1,571	$2,888	$132,496
Multifamily	47,178	—	—	—	47,178
Commercial real estate	105,683	—	5,485	1,069	112,237
Construction and land development	10,437	—	—	192	10,629
Commercial business	24,976	27	—	—	25,003
Consumer and other:
Home equity lines of credit	13,180	116	90	266	13,652
Education	4,991	64	26	108	5,189
Other	791	2	1	4	798
	$334,867	$615	$7,173	$4,527	$347,182

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2012	Current	Past Due	Past Due	or More	Total
Single family	$147,197	$1,747	$1,112	$3,034	$153,090
Multifamily	38,491	—	—	—	38,491
Commercial real estate	130,237	—	169	2,376	132,782
Construction and land development	8,814	53	—	108	8,975
Commercial business	22,785	153	—	—	22,938
Consumer and other:
Home equity lines of credit	18,367	453	248	288	19,356
Education	5,449	61	85	114	5,709
Other	1,236	5	5	9	1,255
	$372,576	$2,472	$1,619	$5,929	$382,596

There were no loans past due ninety days or more still accruing interest as of September 30, 2013 and September 30, 2012.

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Single family	$4,207	$4,610
Multifamily	2,638	2,789
Commercial real estate	1,283	2,376
Construction and land development	192	108
Commercial business	—	—
Consumer and other:
Home equity lines of credit	285	310
Education	134	199
Other	4	45
	$8,743	$10,437

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

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass - A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.

Watch - A watch asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Watch assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Special Mention - A special mention asset has characteristics of deterioration in quality exhibited by any number of well-defined weaknesses requiring significant corrective action. The repayment ability of the borrower has not been validated, or has become marginal or weak and the loan may have exhibited some overdue payments or payment extensions and/or renewals.

Substandard - A substandard asset is an asset with a well-defined weakness that jeopardizes repayment in whole or in part, of the debt. These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. These assets are characterized by the distinct possibility that the Company will or has sustained some loss of principal and/or interest if the deficiencies are not corrected.

Doubtful - A doubtful asset is an asset that has all the weaknesses inherent in the substandard classification with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. These credits have a high probability for loss, yet because certain important and reasonably specific pending factors may work toward the strengthening of the asset, its classification of loss is deferred until its more exact status can be determined.

Homogeneous loan types are assessed for credit quality based on the contractual aging status of the loan and payment activity. In certain cases, based upon payment performance, the loan being related with another commercial type loan or for other reasons, a loan may be categorized into one of the risk categories noted above. Such assessment is completed at the end of each reporting period.

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2013 and September 30, 2012:

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$127,395	$454	$121	$4,526	—	$132,496
Multifamily	41,700	2,667	—	2,811	—	47,178
Commercial real estate	93,953	13,713	2,549	2,022	—	112,237
Construction and land development	10,438	—	—	191	—	10,629
Commercial business	21,930	2,140	928	5	—	25,003
Consumer and other:
Home equity lines of credit	13,306	—	—	346	—	13,652
Education	5,189	—	—	—	—	5,189
Other	794	—	—	4	—	798
Total	$314,706	$18,974	$3,598	$9,904	—	$347,182

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$146,061	$470	$806	$5,753	—	$153,090
Multifamily	29,948	5,208	—	3,335	—	38,491
Commercial real estate	114,755	5,246	1,795	10,986	—	132,782
Construction and land development	7,534	708	177	556	—	8,975
Commercial business	20,925	280	780	953	—	22,938
Consumer and other:
Home equity lines of credit	18,541	98	—	717	—	19,356
Education	5,709	—	—	—	—	5,709
Other	1,210	—	—	45	—	1,255
	$344,683	$12,010	$3,558	$22,345	—	$382,596

An analysis of the allowance for loan losses is as follows:

	Year Ended	Nine Months Ended
	September 30,
	2013	2012
Balance, beginning	$6,690	$7,116
Provision for loan losses	1,380	3,019
Loans charged-off	(3,975)	(3,680)
Recoveries of loans previously charged -off	171	235
Balance, ending	$4,266	$6,690

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the year ended September 30, 2013, and the nine months ended September 30, 2012:

Year Ended			Commercial	Construction and	Commercial	Consumer
September 30, 2013	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
Allowance for loan losses:
Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	2,324	(548)	(165)	279	(530)	20	1,380
Loans charged-off	(1,922)	—	(1,603)	(198)	(125)	(127)	(3,975)
Recoveries	81	1	20	—	56	13	171
Ending balance	$1,873	$165	$1,501	$374	$211	$142	$4,266

Period-ended amount allocated for:
Individually evaluated for impairment	$301	65	$13	97	—	61	$537
Collectively evaluated for impairment	1,572	100	1,488	277	211	81	3,729
Ending Balance	$1,873	$165	$1,501	$374	$211	$142	$4,266

Loans:
Individually evaluated for impairment	$2,522	$5,246	$1,857	$191	—	$205	$10,021
Collectively evaluated for impairment	129,974	41,932	110,380	10,438	25,003	19,434	337,161
Ending Balance	$132,496	$47,178	$112,237	$10,629	$25,003	$19,639	$347,182

Nine Months Ended			Commercial	Construction and	Commercial	Consumer
September 30, 2012	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
Allowance for loan losses:
Beginning balance	$1,437	$918	$3,381	$251	$1,089	$40	$7,116
Provision for loan losses	753	229	1,176	524	69	268	3,019
Loans charged-off	(803)	(435)	(1,399)	(482)	(398)	(163)	(3,680)
Recoveries	3	—	91	—	50	91	235
Ending balance	$1,390	$712	$3,249	$293	$810	$236	$6,690

Period-ended amount allocated for:
Individually evaluated for impairment	$424	$192	$739	107	30	—	$1,492
Collectively evaluated for impairment	966	520	2,510	186	780	236	5,198
Ending Balance	$1,390	$712	$3,249	$293	$810	$236	$6,690

Loans:
Individually evaluated for impairment	$3,810	$5,215	$8,535	$555	30	$68	$18,213
Collectively evaluated for impairment	149,280	33,276	124,247	8,420	22,908	26,252	364,383
Ending Balance	$153,090	$38,491	$132,782	$8,975	$22,938	$26,320	$382,596

The following tables present additional detail of impaired loans, segregated by segment, as of and for the year ended September 30, 2013, and as of and for the nine months ended September 30, 2012. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2013	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Single family	$2,000	$1,400	$—	$2,003	$9
Multifamily	5,514	5,074	—	4,677	144
Commercial real estate	1,728	1,677	—	3,466	45
Construction and land development	—	—	—	224	—
Commercial business	—	—	—	—	—
Consumer and other	320	144	—	106	—

With an allowance recorded:
Single family	1,200	1,122	301	1,164	18
Multifamily	172	172	65	554	7
Commercial real estate	184	180	13	1,730	9
Construction and land development	191	191	97	150	7
Commercial business	—	—	—	15	—
Consumer and other	61	61	61	31	2
	$11,370	$10,021	$537	$14,120	$241

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2012	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Single family	$2,844	$2,605	$—	$3,066	$—
Multifamily	4,788	4,279	—	4,820	—
Commercial real estate	5,594	5,255	—	4,680	9
Construction and land development	447	447	—	549	—
Commercial business	—	—	—	193	—
Consumer and other	77	68	—	94	—

With an allowance recorded:
Single family	1,256	1,205	424	977	18
Multifamily	978	936	192	1,721	—
Commercial real estate	4,274	3,280	739	3,167	6
Construction and land development	734	108	107	54	—
Commercial business	44	30	30	288	2
Consumer and other	—	—	—	—	—
	$21,036	$18,213	$1,492	$19,609	$35
The following is a summary of troubled debt restructured loans (TDRs) at September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Troubled debt restructurings - accrual	$3,166	$6,302
Troubled debt restructurings - nonaccrual	5,385	1,289
	$8,551	$7,591

Modifications of loan terms in a troubled debt restructuring (TDR) are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

The following table presents information related to loans modified in a TDR, by class, during the year ended September 30, 2013 and the nine months ended September 30, 2012:

	Year Ended September 30, 2013
		Recorded
	Number of	Investment	Balance in the ALLL
	Modifications	(at End of Period)	Prior to Modification	At Period End
Single family	1	$121	$—	$—
Multifamily	4	3,057	—	—
Commercial real estate	3	787	—	13
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	8	$3,965	$—	$13

	Nine Months Ended September 30, 2012
		Recorded
	Number of	Investment	Balance in the ALLL
	Modifications	(at End of Period)	Prior to Modification	At Period End
Single family	4	$923	$—	$—
Multifamily	—	—	—	—
Commercial real estate	5	1,706	—	119
Construction and land development	1	198	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	1	37	—	—
	11	$2,864	$—	$119

The following table presents a summary of loans modified in a TDR during the year ended September 30, 2013 and the nine months ended September 30, 2012 by class and by type of modification:

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Year Ended	Interest to	To Below	To Interest	Amortization	Principal
September 30, 2013	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$—	$—	$121	$121
Multifamily	—	—	2,638	419	—		3,057
Commercial real estate	180	—	—	160	—	447	787
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$180	$—	$2,638	$579	$—	$568	$3,965

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Nine Months Ended	Interest to	To Below	To Interest	Amortization	Principal
September 30, 2012	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total

Single family	$—	$—	$—	$363	$449	$111	$923
Multifamily	—	—	—	—	—	—	—
Commercial real estate	186	—	—	—	—	1,520	1,706
Construction and land development	—	—	—	198	—	—	198
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	37	—	37
	$186	$—	$—	$561	$486	$1,631	$2,864

(1)	Other modifications primarily include capitalization of property taxes

There were no re-defaults of TDR loans that occurred during the year ended September 30, 2013, and the nine months ended September 30, 2012.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank. As of September 30, 2013, and September 30, 2012, loans of approximately $5,563 and $5,781, respectively, were outstanding to such parties. These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

Note 6.	Foreclosed Real Estate
An analysis of foreclosed real estate is as follows:

	Year Ended	Nine Months Ended
	September 30,
	2013	2012
Balance, beginning	$2,728	$4,300
Transfer of loans	2,336	6,681
Writedown to realizable value	(415)	(1,018)
Proceeds on sale	(2,966)	(6,906)
Gain (loss) on sale	7	(329)
Balance, ending	$1,690	$2,728

Note 7.	Mortgage Servicing Rights
Loans serviced for others approximated $247,949 and $278,325 at September 30, 2013, and September 30, 2012, respectively. These loans are not reflected in the accompanying consolidated financial statements and were sold without recourse, with the exception of approximately $32,922 and $48,482 at September 30, 2013, and 2012, respectively, which were sold to the FHLB with limited recourse (see Note 16).

The fair value of mortgage servicing rights was $1,831 and $1,893 as of September 30, 2013, and September 30, 2012, respectively. The fair value of servicing rights was determined using the following assumptions as of:

	September 30,	September 30,
	2013	2012

Discount rates	10.5 to 11.0%	10.5 to 11.0%
Prepayment speed range	11.0 to 21.7	15.7 to 24.5
Weighted average default rate	0.94%	1.12%

	Year Ended	Nine Months Ended
	September 30,
	2013	2012
Mortgage servicing rights:
Balance at beginning of year	$2,655	$3,077
Additions	308	405
Disposals	—	—
Amortization	(811)	(827)
Balance at end of year	2,152	2,655

Valuation allowances:
Balance at beginning of year	762	690
Additions	—	72
Reductions	(441)	—
Write-downs	—	—
Balance at end of year	321	762

Mortgage servicing rights, net	$1,831	$1,893

Note 8.	Office Properties and Equipment
The components of office properties and equipment are as follows:

	September 30,	September 30,
	2013	2012

Land and land improvements	$4,155	$4,349
Office buildings and improvements	13,854	13,950
Furniture and equipment	4,655	4,524
Leasehold improvements	336	336
Future expansion sites	310	310
	23,310	23,469
Less accumulated depreciation and amortization	(10,761)	(10,179)

	$12,549	$13,290

Depreciation and amortization expense of approximately $803 and $718 on office properties and equipment is included in furniture and equipment and occupancy expenses for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

The Company leases, to various tenants, space in certain of its office properties under noncancelable operating leases. Gross rental income was $227 and $197 for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,

2014	$181
2015	143
2016	117
2017	120
2018	81
Thereafter	7

$649

The Company and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. Total rent expense was approximately $430 and $344 for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,

2014	$423
2015	413
2016	426
2017	365
2018	238
Thereafter	1,671

$3,536

The leases contain options to extend for periods of generally five years.

In July of 2012, the Company closed and sold two of its branch office locations for a combined loss of approximately $71. In the future, the Company may close and/or sell additional branch office locations as determined to be prudent and/or necessary by the Company's management.

Note 9.	Real Estate Held for Investment
The following table presents real estate held for investment as of:

	September 30,	September 30,
	2013	2012

Office properties and improvements	$8,380	$11,567
Less-accumulated depreciation and amortization	(2,208)	(3,116)

	$6,172	$8,451

Depreciation expense of $212 and $256 on real estate held for investment is included in real estate held for investment expense for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

The Company leases, to various tenants, office properties classified as real estate held for investment, under noncancelable operating leases. Lease terms range from 3 to 50 years. Gross rental income was $356 and $464 for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,

2014	$364
2015	283
2016	276
2017	247
2018	53
Thereafter	—

$1,223

The Company and certain subsidiaries are obligated under noncancelable operating leases for land leases which pertain to real estate held for investment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. Total rent expense was approximately $100 and $74 for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,

2014	$103
2015	106
2016	110
2017	113
2018	117
Thereafter	7,573

$8,122

In March and April of 2012, the Company sold two commercial real estate properties, previously classified as real estate held for investment, for a combined gain of $362. In November of 2012, the Company sold a third commercial real estate property resulting in a loss of $319. In the future, the Company may sell additional real estate held for investment as determined to be prudent and/or necessary by the Company's management.

Note 10.	Deposits

The following table presents the composition of deposits as of:

	September 30, 2013		September 30, 2012
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Non-interest bearing	$72,331	16.40%	$67,033	14.36%
Interest bearing	140,204	31.80%	153,824	32.96%
	212,535	48.20%	220,857	47.32%

Passbook and Statement Savings	116,986	26.53%	113,381	24.29%
Variable Rate Money Market Accounts	21,750	4.93%	23,595	5.05%
Certificates of Deposit	89,707	20.34%	108,925	23.34%
	$440,978	100.00%	$466,758	100.00%

Certificate accounts over $100,000 totaled $22,013 and $27,795 as of September 30, 2013, and September 30, 2012, respectively.

A summary of certificate accounts by scheduled maturity is as follows:

September 30,
2013

2014	$55,565
2015	19,361
2016	8,809
2017	2,500
2018	3,472

$89,707

Note 11.	Advances From the Federal Home Loan Bank

The Bank maintains a master contract agreement with the Federal Home Loan Bank of Chicago (FHLB) that provides for borrowing up to the maximum of 75 percent of the book value of the Bank’s first lien 1-4 family real estate loans. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest, such as LIBOR, Federal Funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that the FHLB pays to borrowers at various maturities. Interest is payable monthly with principal payable at maturity.

Advances are generally secured by a security agreement pledging a portion of the Bank’s real estate mortgages. Pledged real estate mortgages had a carrying value of $124,693 and $152,752 as of September 30, 2013, and September 30, 2012, respectively.

The Bank had no advances outstanding from the FHLB at September 30, 2013 or 2012.

Note 12.	Notes Payable

The Company maintained a note payable with an unaffiliated bank that was scheduled to mature in March 2014.  The note bore interest at the rate of 3-month LIBOR plus 5.00 percent.  Payments were interest only through maturity.  This note was collateralized by 100 percent of the stock of the Bank.  As of September 30, 2012, the note payable balance was $954.  The note payable was paid in full on April 9, 2013.

On March 31, 2011, the Company entered into an unsecured note payable with a limited liability company consisting of certain of the Company’s officers and directors that was scheduled to mature March 31, 2014.  The note bore interest at a rate of 9.50 percent and was originated with a balance of $300.  Principal and accrued interest were due in a single payment at the note’s maturity.  Repayment of this note was subordinated to the aforementioned loan agreement.  Proceeds from this new note payable were used to establish an escrow account to fund interest-only payments due under the aforementioned loan agreement through its maturity on March 31, 2014 as the Bank’s primary regulator has curtailed dividends from the Bank to the Company. The note payable was paid in full on April 9, 2013.

The Company also entered into a note payable with an unaffiliated bank which matured in February 2012.  The note payable bore interest at a rate of 5.25 percent.  The note payable was collateralized by mortgages on income producing real estate properties classified as real estate held for investment.  As of December 31, 2011, the note payable balance was $2,185. The note payable was paid in full on February 24, 2012.

Note 13.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013 and September 30, 2012, the Bank meets all capital adequacy requirements to which it is subject.

In connection with a formal written agreement between the Bank and its primary federal regulator, management instituted a business and capital plan to maintain the stability of the Bank. This business and capital plan requires the Bank to maintain a Tier 1 (leverage) capital ratio of 8.00% and a total risk-based capital ratio of 12.00%. The Bank is in compliance with these capital levels at September 30, 2013. The capital targets prescribed by the business and capital plan have been met through the disposition of problem assets, reduction of non-interest expenses, retention of earnings and completion of a plan of conversion(see Note 2).

On November 5, 2012, the Bank was notified by its primary regulator that it would be subject to higher minimum capital ratios as of December 31, 2012. The higher minimum capital ratios are identical to the business and capital plan ratios noted above. At September 30, 2013, the Bank was in compliance with those ratios.

As of September 30, 2013, and September 30, 2012, the Bank was restricted from paying dividends to the Company without the prior consent of their primary regulator. Regardless of formal regulatory restrictions, the Bank would not be allowed to pay dividends in amounts that would result in its capital levels being reduced below the minimum requirements to be adequately capitalized under the regulatory framework for prompt corrective action.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At September 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Westbury Bank	$66,521	18.85%	$28,231	8%	$35,289	10%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	62,255	17.64%	14,116	4%	21,173	6%
Tier 1 capital (to adjusted total assets)
Westbury Bank	62,255	12.01%	20,728	4%	25,910	5%

At September 30, 2012
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets)
Westbury Bank	$44,148	11.46%	$30,830	8%	$38,538	10%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	39,308	10.20%	15,415	4%	23,123	6%
Tier 1 capital (to adjusted total assets)
Westbury Bank	39,308	7.68%	20,480	4%	25,600	5%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Stockholders' equity of the Bank	$67,438	$47,353
Less: Disallowed servicing assets	(183)	(189)
Unrealized (gain) loss on securities	696	(1,177)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(2,400)	(3,383)
Tier 1 and tangible capital	62,255	39,308
Plus: Allowable general valuation allowances	4,266	4,840
Risk-based capital	$66,521	$44,148

Note 14.	Employee Benefit Plans

Westbury Bank maintains a contributory, defined-contribution profit-sharing plan (the Plan) for all employees meeting certain minimum age and service requirements. The Plan qualifies under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation (between 2 percent and 10 percent) and contribute this amount to the Plan. A discretionary contribution is made each year as determined annually by the Board of Directors. The contribution is allocated to each participant based on his or her compensation. The aggregate benefit payable to any employee is dependent upon his or her rate of contribution, the earnings of the Plan assets, and the length of time such employee has been a participant in the Plan.

The expense related to this Plan was $177 and $234 for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

Westbury Bank maintains a leveraged employee stock ownership plan (ESOP) that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During 2013, 13,713 shares, with an average fair value of $13.59 per share, were committed to be released resulting in ESOP compensation expense of $186 for the year ended September 30, 2013. No ESOP compensation expense was recorded for the nine months ended September 30, 2012. The ESOP shares as of September 30 were as follows:

	September 30, 2013	September 30, 2012

Allocated shares	—	—
Shares released for allocation	—	—
Unreleased shares	411,403	—
Total ESOP shares	411,403	—
Fair value of unreleased shares	$5,858	$—

Note 15.	Deferred Compensation

Certain key employees of Westbury Bank hold nonqualified salary continuation plans. These plans provide for payments of specific amounts over 10 to 20 year periods subsequent to each participant’s retirement. The related deferred compensation liabilities are being accrued ratably to the respective normal retirement dates of each participant. As of September 30, 2013, and September 30, 2012, approximately $1,970 and $2,193 are accrued related to these plans. The expense for compensation under these plans was approximately $176 and $153 for the year ended September 30, 2013 and the nine months ended September 30, 2012, respectively.

Although not part of the plans, the Company has purchased life insurance on the lives of certain employees electing to participate in the plans, which could provide funding for the payment of benefits. At September 30, 2013, and September 30, 2012, the cash surrender value of such life insurance policies totaled $12,358 and $11,940, respectively.

The Company currently defers its Directors’ fees at the discretion of the Director, with payments made at the request of each Director. The balances of deferred directors’ fees were $637 and $598 at September 30, 2013, and September 30, 2012, respectively.

Note 16.	Guarantees

The Bank has executed commitments under the Mortgage Partnership Finance (MPF) program with the FHLB to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF program mortgage loans. The liability representing the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the commitments was not material. The maximum potential amount of future payments that the Bank could be required to make under the limited recourse guarantee was approximately $347 and $318 at September 30, 2013 and September 30, 2012, respectively. Under the commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the commitments. Historically, the Bank has not incurred a loss on loans sold to the FHLB with these recourse provisions and management has determined there are no probable losses related to these loans at September 30, 2013, or 2012.

Note 17.	Income Taxes

The following table presents the provision for income taxes as of:

	Year Ended	Nine Months Ended
	September 30,
	2013	2012

Current expense (benefit)	$(27)	$(78)
Deferred expense	375	307

	$348	$229

A reconciliation of expected income tax expense to the income tax expense included in the consolidated statements of operations is as follows:

	Year Ended September 30,		Nine Months Ended September 30,
	2013		2012
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Computed "expected" tax expense	$437	34.00%	$273	34.00%
Net increase in cash surrender of life
insurance	(142)	(11.07)%	(105)	(15.06)%
Tax-exempt interest, net	(10)	(0.80)%	(7)	(0.88)%
Increase from state income tax benefit, net	44	3.40%	42	5.21%
Other, net	19	1.63%	26	5.21%

	$348	27.16%	$229	28.48%

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities as of:

	September 30,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$1,673	$2,623
Deferred compensation	769	860
Deferred directors fees	250	235
Loss carryforward	5,165	5,367
Non accrual interest	175	167
Foreclosed real estate writedowns	808	51
Charitable contribution	393	—
Unrealized loss on securities available-for-sale	470	—
Other	204	19

Total deferred tax assets	9,907	9,322

Deferred tax liabilities:
Prepaid expenses	(222)	(82)
Mortgage servicing rights	(718)	(742)
Fixed assets basis difference	(1,230)	(838)
Federal Home Loan Bank stock basis difference	(295)	(295)
Unrealized gain on securities available-for-sale	—	(761)
Other	—	(183)

Total deferred tax liabilities	(2,465)	(2,901)

Valuation allowance	(2,447)	(2,447)

Net deferred tax asset	$4,995	$3,974

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

The Company has State of Wisconsin net operating loss carryforwards of approximately $18,658 and $19,111 at September 30, 2013, and September 30, 2012, respectively, which can be used to offset its future state taxable income. The carryforwards start to expire in 2017. Prior to 2009, each legal entity in the consolidated group filed separately in the State of Wisconsin. A total of $11,013 of the net operating loss carryforward at September 30, 2013 and September 30, 2012, represents the Wisconsin net operating loss from separate company returns (“Separate Return Loss Year” or “SRLY” losses). A valuation allowance of $101 at September 30, 2013, and September 30, 2012, has been established for the future benefits attributed to the SRLY state net operating losses for the two former Holding Company entities for tax years prior to 2009, since it is unlikely that the Holding Company will generate taxable income on a separate basis to utilize these benefits.

The Company has federal net operating loss carryforwards of approximately $11,175 and $11,552 at September 30, 2013, and September 30, 2012, respectively, which can be used to offset its future federal taxable income. The carryforwards start to expire in 2031. A valuation allowance of $2,447 has been established at September 30, 2013, and September 30, 2012, to reflect management’s evaluation of the Company’s realizability of its net deferred tax assets.

Under the Internal Revenue Code and Wisconsin Statutes, the Bank is permitted to deduct, for tax years beginning before 1997, an annual addition to a reserve for bad debts. The amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings as of September 30, 2013, and September 30, 2012, include approximately $3,227 for which no deferred federal or state income taxes were provided. If in the future the Company no longer qualifies as a bank for tax purposes, an income tax expense of $1,266 would be incurred.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Wisconsin. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2009 and state tax examinations by tax authorities for years before 2008.

Note 18.	Commitments and Contingencies

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

The following instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2013	September 30, 2012
Commitments to extend mortgage credit:
Fixed rate	$372	$812
Adjustable rate	971	118

Unused commercial loan and home equity lines of credit	$51,755	$36,553
Standby letters of credit	140	545
Commitment to sell loans	1,028	3,022

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies but consists primarily of one-to-four family residences.

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit may be uncollateralized and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2013, and September 30, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note19.	Derivative Activities

The Company invests in, and has on deposit, certain certificates of deposit with embedded derivatives where the related interest income or expense is calculated based on changes in the S&P 500. The Company also enters into interest rate swaps and options to offset the variability in interest income and expense related to these certificates of deposits. At September 30, 2013, and September 30, 2012, the Company had approximately $1,132 and $2,170, respectively, in notional amount of swaps where the Company pays a fixed or LIBOR-based interest rate and receives a variable rate based on the S&P 500. The fair values of the embedded derivatives, swaps and options are reported in the consolidated balance sheets, and the changes in fair value of the embedded derivatives, swaps and options are reported as gains or losses in the consolidated statements of operations. The fair value of the derivative liability was $408 and $513 as of September 30, 2013, and September 30, 2012, respectively, and the related derivative asset was $408 and $513 as of September 30, 2013, and September 30, 2012, respectively. The change in fair value was not significant as of September 30, 2013, and September 30, 2012.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives. The fair value related to these commitments was not material as of September 30, 2013, and September 30, 2012.

Note 20.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Assets and liabilities recorded at fair value on a recurring basis: The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,801	—	$6,801	—
U.S. Government agency residential mortgage-backed securities	50,204	—	50,204	—
U.S. Government agency collateralized mortgage obligations	7,865	—	7,865	—
Municipal securities	38,292	—	38,292	—
Corporate Bonds	2,543		2,543
Total securities available-for-sale	$105,705	—	$105,705	—

Derivatives	$408	—	$408	—
Liabilities
Derivatives	$408	—	$408	—

		Fair Value Measurements
September 30, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$3,009	—	$3,009	—
U.S. Government agency residential mortgage-backed securities	32,510	—	32,510	—
U.S. Government agency collateralized mortgage obligations	8,745	—	8,745	—
Municipal securities	20,268	—	20,268	—
Total securities available-for-sale	$64,532	—	$64,532	—

Derivatives	$513	—	$513	—
Liabilities
Derivatives	$513	—	$513	—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the year ended September 30, 2013 and the nine months ended September 30, 2012. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

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

When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans with a carrying amount of $1,726 and $5,559 have a valuation allowance of $537, and $1,492 included in the allowance for loan losses as of September 30, 2013, and September 30, 2012, respectively.

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

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of September 30, 2013, mortgage servicing rights with a carrying amount of $2,152 have a valuation allowance of $321 to reflect their fair value of $1,831. As of September 30, 2012, mortgage servicing rights with a carrying amount of $2,655 have a valuation allowance of $762 to reflect their fair value of $1,893.

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2013

Assets
Impaired loans	$1,189	$—	$—	$1,189
Foreclosed real estate	1,690	—	—	1,690
Mortgage servicing rights	1,831	—	—	1,831

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2012

Assets
Impaired loans	$4,067	$—	$—	$4,067
Foreclosed real estate	2,728	—	—	2,728
Mortgage servicing rights	1,893	—	—	1,893

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

Mortgage banking derivatives: The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties. The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments. The fair value of these derivative financial instruments was not material at September 30, 2013, or 2012.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2013
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$47,665	$47,665	$47,665	—	—
Securities	105,705	105,705	—	105,705	—
Loans, net	342,780	344,696	—	—	344,696
Loans held for sale, net	1,028	1,028	—	1,028	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,831	1,831	—	—	1,831
Accrued interest receivable	1,847	1,847	1,847	—	—
Derivative asset	408	408	—	408	—

Financial liabilities:
Deposits	440,978	436,732	72,331	—	364,401
Notes payable	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,700	5,700	5,700	—	—
Accrued interest payable	29	29	29	—	—
Derivative liability	408	408	—	408	—

	September 30, 2012
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$33,141	$33,141	$33,141	—	—
Securities	64,532	64,532	—	64,532	—
Loans, net	375,899	384,318	—	—	384,318
Loans held for sale, net	3,022	3,022	—	3,022	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,893	1,893	—	—	1,893
Accrued interest receivable	1,907	1,907	1,907	—	—
Derivative asset	513	513	—	513	—

Financial liabilities:
Deposits	466,758	465,651	67,033	—	398,618
Notes payable	1,254	1,254	—	—	1,254
Advance payments by borrowers for property taxes and insurance	6,670	6,670	6,670	—	—
Accrued interest payable	38	38	38	—	—
Derivative liability	513	513	—	513	—

Note 21. Earnings per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released Employee Stock Ownership Plan

("ESOP") shares. Diluted earnings (loss) per share show the dilutive effect, if any, of additional common shares issuable under stock options and awards. The calculation of earnings per share is as follows:

	Year Ended	Nine Months Ended
	September 30,
	2013 **	2012

Net income (loss)	$(269)	*
Basic potential common shares:
Weighted average shares outstanding	5,142,541	*
Weighted average unallocated Employee
Stock Ownership Plan shares	(403,404)	*
Basic weighted average shares outstanding	4,739,137	*

Dilutive potential common shares	—	*

Diluted weighted average shares outstanding	4,739,137	*

Basic earnings per share	$(0.06)	*

Diluted earnings per share	$(0.06)	*

* Earnings per share for the nine months ended September 30, 2012 is not applicable since the public offering was completed on April 9, 2013.
** Earnings per share for the year ended September 30, 2013 is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

Note 22.	Regulatory Actions and Management’s Plans

In October 2012, the Bank entered into a Formal Agreement with the OCC (the Formal Agreement), which superseded and replaced a prior agreement with the Office of Thrift Supervision. Pursuant to the Formal Agreement, the Bank agreed, among other things, to:

•
submit a business and capital plan that provides for plans and strategies including (i) specific plans for the maintenance of adequate capital given the Bank’s risk profile, (ii) projections for growth and capital requirements based upon a detailed analysis of the Bank’s assets, liabilities, earnings, fixed assets and off-balance sheet activities, (iii) projections of the sources and timing of additional capital to meet the Bank’s current and future needs, and (iv) the primary sources from which the Bank will strengthen its capital structure to meet its needs and contingency plans that identify alternative methods should the primary sources not be available;

•
adopt a written program to improve the Bank’s credit administration practices, including policies, procedures and controls as necessary to ensure (i) timely and accurate credit risk ratings based on regulatory definitions of “special mention,” “substandard,” “doubtful,” and “loss,” (ii) compliance of the Bank’s appraisal and evaluation program with applicable regulations and guidance, (iii) timely and effective follow-up and implementation of loan review findings and exceptions, (iv) satisfactory and perfected collateral documentation, (v) that extensions of credit are granted to any borrower only after obtaining and analyzing current and satisfactory credit information and performing and documenting analysis of the borrower’s financial position and repayment sources, (vi) timely loan charge-offs and accurate reporting of troubled debt restructurings, (vii) annual credit reviews, (viii) conformance with loan policy requirements, (ix) adequate systems to track and analyze credit and collateral exceptions, (x) the accuracy and integrity of internal management information and loan filing systems, and (xi) systems to track and analyze concentrations of credit, significant economic factors, and general conditions and their potential impact on the credit quality of the Bank’s loan and lease portfolios;

•
revise its written policies and procedures for maintaining an adequate allowance for loan and lease losses to include, at a minimum, (i) policies and procedures for determining whether a loan is impaired and measuring the amount of impairment consistent with GAAP, (ii) policies and procedures for segmenting the loan portfolio and estimating loss on groups of loans that are consistent with GAAP and requiring the documentation of support for its estimation of credit losses, and (iii) procedures for validating the Bank’s allowance for loan and lease losses methodology;

•
appoint, if the position of Chief Credit Officer becomes vacant, a capable person with executive authority to ensure compliance with the Formal Agreement and the safe and sound operation of functions within that position’s responsibility, which appointment shall be subject to the review and notice or disapproval of the OCC;

•
not declare any dividend or capital distribution unless the Bank (i) is in compliance with its approved capital program, (ii) is in compliance with applicable regulations governing dividends and capital distributions, and (iii) has received the prior written non-objection of the OCC;

•
take immediate and continuing action to protect its interest in all criticized assets, including adopting individual workout plans for criticized assets that equal or exceed $500,000, and reviewing to resolve the basis of criticism of all classified, special mention and delinquent assets or credit relationships that equal or exceed $500,000;

•
not extend any additional credit to or for the benefit of any borrower who has a loan or other extension of credit that is criticized and whose aggregate loans or other extensions of credit exceed $250,000 only if (i) the Board of Directors determines that the extension of additional credit is necessary to promote the best interests of the Bank and records in writing its reasons for this determination, and (ii) a comparison to the Bank’s written program with respect to that asset shows that such plan to collect or strengthen the criticized asset will not be compromised; and

•	appoint a Compliance Committee that will be responsible for monitoring and coordinating the Bank’s adherence to the provisions of the Formal Agreement and reporting regularly to the OCC.