Form 10-Q
period 2013-12-31
Westbury Bancorp, Inc.
filed 2014-02-11
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-35871

Westbury Bancorp, Inc.
(Exact Name of Registrant as Specified in Charter)
____________________________________________

Maryland	46-1834307
(State or Other Jurisdiction of Incorporation)	(I.R.S Employer Identification Number)

200 South Main Street, West Bend, Wisconsin	53095
(Address of Principal Executive Officers)	(Zip Code)

(262) 334-5563
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)
____________________________________________
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
There were 5,142,541 shares of Common Stock, par value $.01 per share, outstanding as of February 11, 2014.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2013 and September 30, 2013
(Unaudited)
(In Thousands, except share data)

	December 31, 2013	September 30, 2013
Assets
Cash and due from banks	$13,281	$25,742
Interest-bearing deposits	20,334	21,923
Cash and cash equivalents	33,615	47,665
Securities available-for-sale	108,915	105,705
Loans held for sale, at lower of cost or fair value	128	1,028
Loans, net of allowance for loan losses of $3,743 and $4,266 at December 31 and September 30, respectively	346,411	342,780
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	1,225	1,690
Real estate held for investment	6,123	6,172
Office properties and equipment, net	12,480	12,549
Cash surrender value of bank-owned life insurance	12,463	12,358
Mortgage servicing rights	1,926	1,831
Deferred tax asset	5,214	4,995
Other assets	4,418	3,839
Total assets	$535,588	$543,282
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$438,625	$440,978
Advance payments by borrowers for property taxes and insurance	347	5,700
Other liabilities	5,914	6,002
Total liabilities	444,886	452,680
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,142,541 shares issued and outstanding	51	51
Additional paid-in capital	48,881	48,800
Retained earnings	46,693	46,625
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,908)	(4,114)
Accumulated other comprehensive loss	(1,015)	(760)
Total stockholders’ equity	90,702	90,602
Total liabilities and stockholders’ equity	$535,588	$543,282

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Three Months Ended December 31, 2013 and 2012
(Unaudited)
(In Thousands, except per share data)

	Three Months Ended December 31,
	2013	2012
Interest and dividend income:
Loans	$3,978	$4,696
Investments - nontaxable	16	3
Investments - taxable	495	319
Interest bearing deposits	37	18
Total interest and dividend income	4,526	5,036
Interest expense:
Deposits	424	601
Notes payable	—	25
Total interest expense	424	626
Net interest income before provision for loan losses	4,102	4,410
Provision for loan losses	150	330
Net interest income after provision for loan losses	3,952	4,080
Noninterest income:
Service fees on deposit accounts	1,065	1,169
Gain on sales of loans, net	47	952
Servicing fee income, net of amortization and impairment	247	(128)
Insurance and securities sales commissions	95	223
Gain on sales of securities	—	219
Loss on sales of branches and other assets	—	(22)
Increase in cash surrender value of life insurance	105	108
Rental income from real estate operations	160	167
Other income	39	311
Total noninterest income	1,758	2,999
Noninterest expenses:
Salaries and employee benefits	2,297	2,197
Commissions	51	247
Occupancy	427	413
Furniture and equipment	130	126
Data processing	861	791
Advertising	67	110
Real estate held for investment	152	143
Net loss from operations and sale of foreclosed real estate	334	265
FDIC insurance premiums	173	270
Other expenses	1,152	1,252
Total noninterest expenses	5,644	5,814
Income before income tax expense	66	1,265
Income tax expense (benefit)	(2)	424
Net income	$68	$841
Earnings per share:
Basic	$0.01	—
Diluted	$0.01	—
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended December 31, 2013 and 2012
(Unaudited)
(In Thousands)

	Three Months Ended December 31,
	2013	2012
Net income	$68	$841
Other comprehensive loss, before tax:
Unrealized losses on available-for-sale securities	(496)	(352)
Reclassification adjustment for realized gains included in net income	—	(219)
Other comprehensive loss, before tax	(496)	(571)
Income tax benefit related to items of other comprehensive income	241	223
Other comprehensive loss, net of tax	(255)	(348)
Comprehensive income (loss)	$(187)	$493

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended December 31, 2013 and 2012
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2012	$—	$—	$—	$45,687	$—	$1,177	$46,864
Net income	—	—	—	841	—	—	841
Other comprehensive loss, net of tax	—	—	—	—	—	(348)	(348)
Balance, December 31, 2012	$—	$—	$—	$46,528	$—	$829	$47,357

Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$90,602
Net income	—	—	—	68	—	—	68
Release of 20,570 shares by ESOP	—	—	81	—	206	—	287
Other comprehensive loss, net of tax	—	—	—	—	—	(255)	(255)
Balance, December 31, 2013	$—	$51	$48,881	$46,693	$(3,908)	$(1,015)	$90,702

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Three Months Ended December 31, 2013 and 2012
(Unaudited)
(In Thousands)

	Three Months Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net income	$68	$841
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	150	330
Depreciation and amortization	200	206
Net amortization of securities premiums and discounts	180	154
Amortization and impairment of mortgage servicing rights	(94)	302
Capitalization of mortgage servicing rights	(1)	(173)
Gain on sales of available-for-sale securities	—	(219)
Loss on sales of branches and other assets	—	22
(Gain) loss on sale of foreclosed real estate	150	(287)
Write-down of foreclosed real estate	115	80
Loans originated for sale	(2,490)	(47,635)
Proceeds from sale of loans	3,437	49,392
Gain on sale of loans, net	(47)	(952)
ESOP compensation expense	95	—
Deferred income taxes	22	435
Increase in cash surrender value of life insurance	(105)	(108)
Net change in:

Other assets	(579)	(1,059)
Other liabilities and advance payments by borrowers for property taxes and insurance	(5,249)	(5,483)
Net cash used in operating activities	(4,148)	(4,154)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(6,394)	(7,736)
Proceeds from sales of securities available-for-sale	—	10,303
Proceeds from maturities, prepayments, and calls of securities available-for-sale	2,508	4,008
Proceeds from sale of real estate held for investment	49	2,106
Net (increase) decrease in loans	(4,150)	7,476
Proceeds from sales of office properties and equipment	—	230
Purchases of office properties and equipment	(131)	(24)
Proceeds from sales of foreclosed real estate	569	1,359
Net cash provided by (used in) investing activities	(7,549)	17,722
Cash Flows From Financing Activities
Net increase (decrease) in deposits	(2,353)	2,345
Net cash provided by (used in) financing activities	(2,353)	2,345
Net increase (decrease) in cash and cash equivalents	(14,050)	15,913
Cash and cash equivalents at beginning	47,665	33,141
Cash and cash equivalents at end	$33,615	$49,054
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$422	$628
Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$369	$336

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 1.                                 Basis of Presentation

 The accompanying unaudited consolidated financial statements of Westbury Bancorp, Inc. and its wholly-owned subsidiary, Westbury Bank , (the "Bank", and collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2013 and September 30, 2013 and the results of operations and cash flows for the interim periods ended December, 2013 and 2012.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013 filed as part of Westbury Bancorp, Inc.’s 10-K dated December 23, 2013, as filed with the Securities and Exchange Commission, as of September 30, 2013, on December 24, 2013.

Note 2.                                 Plan of Conversion and Reorganization and Change in Corporate Form

On September 5, 2012, the Board of Directors of WBSB Bancorp, MHC (“MHC”) adopted a plan of conversion and reorganization (“Plan”).  The Plan was approved by the Board of Governors of the Federal Reserve System.  The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting held on April 1, 2013.  The Plan provided for the reorganization of the MHC from a federally chartered mutual holding company into a  stock holding Company and an offering by the Company of shares of its common stock to eligible depositors of the Bank and the public.  The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The reorganization was completed with the sale of 5,091,625 shares on April 9, 2013 and shares of the Company's common stock began trading on April 10, 2013.

In addition, in conjunction with the reorganization in April 2013, the Company contributed a total of $1,000 (consisting of 50,916 shares of common stock and $491 in cash) to a charitable foundation that the Bank has established.  The foundation was organized as Westbury Bank Charitable Foundation.

The costs of reorganization and issuing the common stock were deducted from the sales proceeds of the offering.  The Company recorded $2,574 in reorganization and stock issuance costs as a direct reduction of stockholders' equity in April 2013.

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

The reorganization was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

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

Note 4.                                 Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding, including unallocated and committed-to-be-released ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share.

	Three Months Ended December 31,
	2013	2012
Net income	$68	*
Basic potential common shares:
Weighted average shares outstanding	5,142,541	*
Weighted average unallocated Employee Stock Ownership Plan shares	(393,119)	*
Basic weighted average shares outstanding	4,749,422	*
Dilutive potential common shares	—	*
Diluted weighted average shares outstanding	4,749,422	*
Basic earnings per share	$0.01	*
Diluted earnings per share	$0.01	*
________________________
*  Earnings per share for the three months ended December 31, 2012 is not applicable since the public offering was completed on April 9, 2013.

Note 5.                                 Employee Stock Ownership Plan

Westbury Bank maintains a leveraged employee stock ownership plan (ESOP) that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During the three months ended December 31, 2013, 6,857 shares, with an average fair value of $13.85 per share, were committed to be released resulting in ESOP compensation expense of $95 for the three months ended December 31, 2013. No ESOP compensation expense was recorded for the three months ended December 31, 2012. The ESOP shares as of December 31, 2013 and September 30, 2013 were as follows:

	December 31, 2013	September 30, 2013

Allocated shares	—	—
Shares released for allocation	20,570	—
Unreleased shares	390,833	411,403
Total ESOP shares	411,403	411,403
Fair value of unreleased shares	$5,452	$5,858

Note 6.                                 Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and agency securities	$7,155	$—	$(442)	$6,713
U.S. Government agency residential mortgage-backed securities	52,211	410	(713)	51,908
U.S. Government agency collateralized mortgage obligations	7,565	41	(157)	7,449
Municipal securities	41,177	217	(1,088)	40,306
Corporate securities	2,533	8	(2)	2,539
	$110,641	$676	$(2,402)	$108,915
	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and agency securities	$7,155	$—	$(354)	$6,801
U.S. Government agency residential mortgage-backed securities	50,447	417	(660)	50,204
U.S. Government agency collateralized mortgage obligations	7,931	52	(118)	7,865
Municipal securities	38,861	308	(877)	38,292
Corporate securities	2,541	2	—	2,543
	$106,935	$779	$(2,009)	$105,705

The amortized cost and fair value of securities available-for-sale, by contractual maturity at December 31, 2013 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$2,693	$2,702
Due after one year through five years	17,732	17,702
Due after five years through ten years	22,525	21,739
Due after ten years	7,915	7,415
U.S. Government agency collateralized mortgage obligations	7,565	7,449
U.S. Government agency residential mortgage-backed securities	52,211	51,908
	$110,641	$108,915

Proceeds from sales of securities available-for-sale during the three months ended December 31, 2013 and 2012, were $0 and $10,303, respectively.  Gross realized gains, during the three months ended December 31, 2013 and 2012, on these sales amounted to $0 and $243, respectively.  Gross realized losses on these sales were $0 and $24, during the three months ended December 31, 2013 and 2012, respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at December 31, 2013 and September 30, 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$5,784	$(370)	$929	$(72)	$6,713	$(442)
U.S. Government agency residential mortgage-backed securities	33,442	(713)	—	—	33,442	(713)
U.S. Government agency collateralized mortgage obligations	3,118	(77)	1,060	(80)	4,178	(157)
Municipal securities	26,526	(879)	2,754	(209)	29,280	(1,088)
Corporate securities	1,013	(2)	—	—	1,013	(2)
	$69,883	$(2,041)	$4,743	$(361)	$74,626	$(2,402)

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$6,801	$(354)	$—	$—	$6,801	$(354)
U.S. Government agency residential mortgage-backed securities	31,192	(660)	—	—	31,192	(660)
U.S. Government agency collateralized mortgage obligations	3,155	(52)	1,153	(66)	4,308	(118)
Municipal securities	24,658	(785)	1,758	(92)	26,416	(877)
	$65,806	$(1,851)	$2,911	$(158)	$68,717	$(2,009)

At December 31, 2013, the investment portfolio included 15 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 151 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell its investment in the issuer prior to any anticipated recovery in fair value.

At September 30, 2013, the investment portfolio included 13 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 148 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Note 7.                                 Loans

A summary of the balances of loans follows:

	December 31, 2013	September 30, 2013
Real estate:
Single family	$133,619	$132,496
Multifamily	49,718	47,178
Commercial real estate	114,911	112,237
Construction and land development	10,014	10,629
Total real estate	308,262	302,540
Commercial business	24,040	25,003
Consumer:
Home equity lines of credit	12,167	13,652
Education	5,125	5,189
Other	759	798
Total consumer	18,051	19,639
Total loans	350,353	347,182
Less:
Net deferred loan fees	199	136
Allowance for loan losses	3,743	4,266
Net loans	$346,411	$342,780

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and September 30, 2013:

December 31, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$128,823	$1,513	$682	$2,601	$133,619
Multifamily	49,718	—	—	—	49,718
Commercial real estate	113,477	166	34	1,234	114,911
Construction and land development	10,008	—	6	—	10,014
Commercial business	24,021	19	—	—	24,040
Consumer and other:
Home equity lines of credit	11,696	312	26	133	12,167
Education	4,927	78	29	91	5,125
Other	750	7	1	1	759
	$343,420	$2,095	$778	$4,060	$350,353

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$127,631	$406	$1,571	$2,888	$132,496
Multifamily	47,178	—	—	—	47,178
Commercial real estate	105,683	—	5,485	1,069	112,237
Construction and land development	10,437	—	—	192	10,629
Commercial business	24,976	27	—	—	25,003
Consumer and other:
Home equity lines of credit	13,180	116	90	266	13,652
Education	4,991	64	26	108	5,189
Other	791	2	1	4	798
	$334,867	$615	$7,173	$4,527	$347,182

There were no loans past due ninety days or more still accruing interest as of December 31, 2013 and September 30, 2013.

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Single family	$3,206	$4,207
Multifamily	—	2,638
Commercial real estate	1,465	1,283
Construction and land development	—	192
Commercial business	—	—
Consumer and other:
Home equity lines of credit	133	285
Education	149	134
Other	1	4
	$4,954	$8,743

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2013 and September 30, 2013:

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$127,581	$1,873	$120	$4,045	$—	$133,619
Multifamily	45,831	646	455	2,786	—	49,718
Commercial real estate	100,828	9,807	1,748	2,528	—	114,911
Construction and land development	10,014	—	—	—	—	10,014
Commercial business	20,930	2,107	911	92	—	24,040
Consumer and other:
Home equity lines of credit	11,945	—	—	222	—	12,167
Education	5,125	—	—	—	—	5,125
Other	756	—	—	3	—	759
Total	$323,010	$14,433	$3,234	$9,676	$—	$350,353

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$127,395	$454	$121	$4,526	$—	$132,496
Multifamily	41,700	2,667	—	2,811	—	47,178
Commercial real estate	93,953	13,713	2,549	2,022	—	112,237
Construction and land development	10,438	—	—	191	—	10,629
Commercial business	21,930	2,140	928	5	—	25,003
Consumer and other:
Home equity lines of credit	13,306	—	—	346	—	13,652
Education	5,189	—	—	—	—	5,189
Other	794	—	—	4	—	798
	$314,705	$18,974	$3,598	$9,905	$—	$347,182

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended December 31, 2013 and 2012:

Three Months Ended December 31, 2013	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	6	(27)	213	(203)	154	7	150
Loans charged-off	(296)	—	(232)	—	(159)	(27)	(714)
Recoveries	15	—	11	—	14	1	41
Ending balance	$1,598	$138	$1,493	$171	$220	$123	$3,743
Period-ended amount allocated for:
Individually evaluated for impairment	$—	$66	$198	$—	$—	$60	$324
Collectively evaluated for impairment	1,598	72	1,295	171	220	63	3,419
Ending Balance	$1,598	$138	$1,493	$171	$220	$123	$3,743
Loans:
Individually evaluated for impairment	$2,598	$3,202	$2,068	$—	$—	$179	$8,047
Collectively evaluated for impairment	131,021	46,516	112,843	10,014	24,040	17,872	342,306
Ending Balance	$133,619	$49,718	$114,911	$10,014	$24,040	$18,051	$350,353

Three Months Ended December 31, 2012	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	760	(127)	(169)	54	(45)	(143)	330
Loans charged-off	(505)	—	(330)	(106)	(99)	(28)	(1,068)
Recoveries	—	—	2	—	13	1	16
Ending balance	$1,645	$585	$2,752	$241	$679	$66	$5,968
Period-ended amount allocated for:
Individually evaluated for impairment	$60	$182	$855	$—	$—	$—	$1,097
Collectively evaluated for impairment	1,585	403	1,897	241	679	66	4,871
Ending Balance	$1,645	$585	$2,752	$241	$679	$66	$5,968
Loans:
Individually evaluated for impairment	$4,290	$2,735	$7,139	$443	$—	$30	$14,637
Collectively evaluated for impairment	141,119	38,046	124,380	8,637	22,135	24,821	$359,138
Ending Balance	$145,409	$40,781	$131,519	$9,080	$22,135	$24,851	$373,775

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three months ended December 31, 2013 and 2012.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

				Three months ended
December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$3,718	$2,598	$—	$1,999	$32
Multifamily	3,399	3,033	—	4,053	28
Commercial real estate	1,939	1,870	—	1,773	54
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	336	119	—	131	—
With an allowance recorded:
Single family	—	—	—	561	—
Multifamily	169	169	66	171	7
Commercial real estate	198	198	198	189	4
Construction and land development	—	—	—	96	—
Commercial business	—	—	—	—	—
Consumer and other	60	60	60	61	3
	$9,819	$8,047	$324	$9,034	$128

				Three months ended
December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$4,667	$3,791	$—	$3,659	$8
Multifamily	2,066	1,813	—	3,588	—
Commercial real estate	4,152	4,068	—	4,087	57
Construction and land development	443	443	—	547	6
Commercial business	—	—	—	193	—
Consumer and other	40	30	—	76	—
With an allowance recorded:
Single family	504	499	60	624	6
Multifamily	978	922	182	674	—
Commercial real estate	4,074	3,071	855	2,788	19
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	1,527	—
Consumer and other	—	—	—	—	—
	$16,924	$14,637	$1,097	$17,763	$96

The following is a summary of troubled debt restructured loans (TDRs) at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Troubled debt restructurings - accrual	$3,843	$3,166
Troubled debt restructurings - nonaccrual	1,961	5,385
	$5,804	$8,551

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

The following tables presents information related to loans modified in a TDR, by class, during the three months ended December 31, 2013 and 2012:

Three Months Ended December 31, 2013
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$88	$—	$—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	1	$88	$—	$—

Three Months Ended December 31, 2012
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$124	$—	$—
Multifamily	—	—	—	—
Commercial real estate	3	810	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	4	$934	$—	$—

The following table presents a summary of loans modified in a TDR during the three months ended December 31, 2013 and 2012 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended December 31, 2013		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$88	$88
Multifamily	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:						0	0
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$88	$88

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended December 31, 2012		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$124	$124
Multifamily	—	—	—	—	—	—	—
Commercial real estate	185	—	—	—	—	625	810
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:							—
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$185	$—	$—	$—	$—	$749	$934

___________________________________________________________
(1) Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR that occurred during the three months ended December 31, 2013 and 2012.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of December 31, 2013 and September 30, 2013, loans of approximately $5,435 and $5,563, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

Note 8.                                 Deposits

The following table presents the composition of deposits as of:

	December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Noninterest bearing	$72,219	16.46%	$72,331	16.40%
Interest bearing	141,983	32.37%	140,204	31.80%
	214,202	48.83%	212,535	48.20%
Passbook and Statement Savings	118,175	26.94%	116,986	26.53%
Variable Rate Money Market Accounts	20,859	4.76%	21,750	4.93%
Certificates of Deposit	85,389	19.47%	89,707	20.34%
	$438,625	100.00%	$440,978	100.00%

Certificates of Deposit over one hundred thousand dollars totaled $19,241 and $22,013 as of December 31, 2013 and September 30, 2013, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2013 and September 30, 2013, the Bank is well capitalized under prompt corrective action regulation.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At December 31, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Westbury Bank	$66,205	18.98%	$27,963	8.00%	$34,954	10.00%
Tier 1 capital (to risk-weighted assets) Westbury Bank	62,462	17.91%	13,981	4.00%	20,972	6.00%
Tier 1 capital (to adjusted total assets) Westbury Bank	62,462	12.23%	20,429	4.00%	25,536	5.00%

At September 30, 2013

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Westbury Bank	$66,521	18.85%	$28,231	8.00%	$35,289	10.00%
Tier 1 capital (to risk-weighted assets) Westbury Bank	62,255	17.64%	14,116	4.00%	21,173	6.00%
Tier 1 capital (to adjusted total assets) Westbury Bank	62,255	12.01%	20,728	4.00%	25,910	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Stockholders’ equity of the Bank	$67,573	$67,438
Less: Disallowed servicing assets	(193)	(183)
Unrealized loss on securities	999	696
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(2,621)	(2,400)
Tier 1 and tangible capital	62,462	62,255
Plus: Allowable general valuation allowances	3,743	4,266
Risk-based capital	$66,205	$66,521

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

The following instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2013	September 30, 2013
Commitments to extend mortgage credit:
Fixed rate	$102	$372
Adjustable rate	723	971
Unused commercial loan and home equity lines of credit	60,502	51,755
Standby letters of credit	190	140
Commitment to sell loans	128	1,028

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2013 and September 30, 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Commitments to sell loans are commitments to sell single family mortgage loans to investors on the secondary market.

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

Derivatives:  The fair values of the Company’s embedded derivatives related to certain certificates of deposit are determined using inputs that are observable or that can be corroborated by observable market data (such as the S&P 500 Index and the 10- year U.S. Treasury rate) and, therefore, are classified within Level 2 of the valuation hierarchy.

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,713	$—	$6,713	$—
U.S. Government agency residential mortgage-backed securities	51,908	—	51,908	—
U.S. Government agency collateralized mortgage obligations	7,449	—	7,449	—
Municipal securities	40,306		40,306
Corporate Bonds	2,539	—	2,539	—
Total securities available-for-sale	$108,915	$—	$108,915	$—
Derivatives	$416	$—	$416	$—
Liabilities
Derivatives	$416	$—	$416	$—

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,801	$—	$6,801	$—
U.S. Government agency residential mortgage-backed securities	50,204	—	50,204	—
U.S. Government agency collateralized mortgage obligations	7,865	—	7,865	—
Municipal securities	38,292		38,292
Corporate Bonds	2,543	—	2,543	—
Total securities available-for-sale	$105,705	$—	$105,705	$—
Derivatives	$408	$—	$408	$—
Liabilities
Derivatives	$408	$—	$408	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended December 31, 2013.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $427 and $1,726 have a valuation allowance of $324 and $537 included in the allowance for loan losses as of December 31, 2013 and September 30, 2013, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of December 31, 2013, mortgage servicing rights with a carrying amount of $2,086 have a valuation allowance of $160 to reflect their fair value of $1,926.  As of September 30, 2013, mortgage servicing rights with a carrying amount of $2,152 have a valuation allowance of $321 to reflect their fair value of $1,831.

		Fair Value Measurements
December 31, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$103	$—	$—	$103
Foreclosed real estate	1,225	—	—	1,225
Mortgage Servicing Rights	1,926	—	—	1,926

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$1,189	$—	$—	$1,189
Foreclosed real estate	1,690	—	—	1,690
Mortgage Servicing Rights	1,831	—	—	1,831

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at December 31, 2013 and September 30, 2013.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$33,615	$33,615	$33,615	$—	$—
Securities	108,915	108,915	—	108,915	—
Loans, net	346,411	346,617	—	—	346,617
Loans held for sale, net	128	128	—	128	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,926	1,926	—	—	1,926
Accrued interest receivable	1,768	1,768	1,768	—	—
Derivative asset	416	416	—	416	—
Financial liabilities:
Deposits	438,625	439,800	72,219	—	367,581
Advance payments by borrowers for property taxes and insurance	347	347	347	—	—
Accrued interest payable	31	31	31	—	—
Derivative liability	416	416	—	416	—

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,665	$47,665	$47,665	$—	$—
Securities	105,705	105,705	—	105,705	—
Loans, net	342,780	344,696	—	—	344,696
Loans held for sale, net	1,028	1,028	—	1,028	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,831	1,831	—	—	1,831
Accrued interest receivable	1,847	1,847	1,847	—	—
Derivative asset	408	408	—	408	—
Financial liabilities:
Deposits	440,978	436,732	72,331	—	364,401
Notes payable	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,700	5,700	5,700	—	—
Accrued interest payable	29	29	29	—	—
Derivative liability	408	408	—	408	—

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s 10-K, dated December 23, 2013, as filed with the Securities and Exchange Commission on December 24, 2013.

Overview
Westbury Bank (the "Bank") is a federally-chartered savings bank headquartered in West Bend, Wisconsin. Westbury Bancorp, Inc. (the "Company") is a Maryland corporation and the savings and loan holding company for Westbury Bank, which was formed in connection with the mutual-to-stock conversion of the Bank's former mutual holding company, WBSB Bancorp, MHC, in 2013.
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
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. Unlike most thrift institutions, a significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At December 31, 2013, approximately 80.5% of our deposits were transaction accounts, which we attribute to successful branding initiatives, especially with respect to younger customers. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
As a result of the economic downturn in 2008, we experienced an increase in delinquent and classified loans. In response, we have undertaken aggressive initiatives to identify problem assets and to enhance asset quality. These initiatives include increasing provisions to our allowance for loan losses, charging down and writing off non-performing assets, engaging in an intensive review of our loan portfolio and as a result classifying additional loans, limiting the growth of our loan portfolio, and devoting significant resources to developing and implementing enhanced loan underwriting, administration and collections policies and procedures.
The economic downturn coincided with significant changes in our customers’ banking habits, particularly a decrease in the amount of business conducted at physical branches as customers began to rely on internet banking and other technological advances for their day-to-day transactions. Accordingly, in addition to our asset quality improvement initiatives, we have also undertaken aggressive measures to reduce our expenses and allocate resources to best suit our customers’ banking needs. As part of this process, since 2009, we have sold or closed 13 branches, reduced the number of employees, substantially reduced other non-interest expenses (excluding non-recurring losses from the sale of foreclosed real estate), and paid off existing Federal Home Loan Bank advances to reduce interest expenses. We will continue to evaluate our branch network, staffing levels and other sources of non-interest expenses to identify potential expense reductions in the future.

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
On January 6, 2014, Westbury Bancorp, Inc. (the “Company”) received notification from the Office of the Comptroller of the Currency (the “OCC”) that the Formal Written Agreement and Individual Minimum Capital Requirement ("IMCR") between the OCC and the Company’s wholly-owned subsidiary Westbury Bank (the “Bank”) had been terminated effective December 24, 2013.
The Bank had been subject to the Formal Written Agreement since October 29, 2012 and to a memorandum of understanding that the Formal Written Agreement superseded since February 2010. The Bank had been subject to the IMCR since November 5, 2012.
As a result of the termination of the Formal Written Agreement, the Bank is no longer designated as in “troubled condition” and is designated as an “eligible institution” with respect to expedited processing of applications that it might file. Accordingly, the Bank is no longer required to obtain the approval of the OCC prior to effecting changes in its directors or executive officers, and is no longer subject to restrictions on executive compensation.
In addition, the Bank is no longer subject to restrictions on the declaration or payment of dividends or other restrictions on its activities imposed by the Formal Written Agreement. The Bank also is no longer required to maintain compliance with or report changes to the business and capital plan it had submitted to its regulators, and is no longer subject to additional quarterly reporting requirements imposed by the Formal Written Agreement.

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Total Assets.  Total assets decreased by $7.7 million, or 1.4%, to $535.6 million at December 31, 2013 from $543.3 million at September 30, 2013.  The decrease in total assets was primarily the result of a decrease in cash and cash equivalents of $14.1 million, offset by an increase in securities available for sale of $3.2 million and net loans of $3.6 million.

Net Loans.  Net loans increased by $3.6 million, or 1.1%, to $346.4 million at December 31, 2013 from $342.8 million at September 30, 2013.  Single family loans increased $1.1 million, multifamily loans increased $2.5 million, and commercial real estate loans increased $2.7 million during the three months ended December 31, 2013, while home equity lines of credit decreased by $1.5 million, commercial business loans decreased by $1.0 million, and construction and land development loans decreased by $615,000.

The increase in total commercial loans reflect our continuing efforts to grow the commercial real estate, multifamily and commercial loan portfolio by building commercial relationships.

The increase in single family loans reflects the effect of the increase in residential mortgage interest rates which has reduced demand for refinancing. As a result, prepayments of existing balances has slowed and a larger portion of our originations are adjustable rate mortgages or fixed rate mortgages with terms of 10 years which are held in our portfolio.

Investment Securities.  Investment securities available for sale increased $3.2 million, or 3.0%, to $108.9 million at December 31, 2013 from $105.7 million at September 30, 2013.  Management intends to prudently use a portion of the liquidity in the investment portfolio to fund future growth in the loan portfolio.

Mortgage-backed securities and collateralized mortgage obligations increased $1.3 million, to $59.4 million at December 31, 2013 from $58.1 million at September 30, 2013 and municipal securities increased $2.0 million, to $40.3 million at December 31, 2013 from $38.3 million at September 30, 2013.  Net unrealized loss on securities increased $496,000 to $1.7 million at December 31, 2013 from $1.2 million at September 30, 2013, reflecting the effect of an increase in market interest rates.  At December 31, 2013, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $465,000, or 27.5%, to $1.2 million at December 31, 2013 from $1.7 million at September 30, 2013, as we sold $719,000 of foreclosed properties, foreclosed on $369,000 of non-performing loans and recorded valuation adjustments of $115,000 during the quarter.  At December 31, 2013, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties, the largest of which was a land development loan with a carrying value of $484,000.

Bank Owned Life Insurance.  Bank-owned life insurance (“BOLI”), which provides us with a funding source for certain of our employee benefit plan obligations, increased $105,000, or 0.8% to $12.5 million at December 31, 2013 from $12.4 million at September 30, 2013.  We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies.  BOLI also generally provides us other income that is non-taxable.

Deposits.  Deposits decreased $2.4 million, or 0.5%, to $438.6 million at December 31, 2013 from $441.0 million at September 30, 2013.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $2.0 million, or 0.6%, to $353.2 million at December 31, 2013 from $351.3 million at September 30, 2013.  Certificates of deposit decreased $4.3 million, or 4.8%, to $85.4 million at December 31, 2013 from $89.7 million at September 30, 2013.   The decrease in certificates of deposit is attributed primarily to customers’ decisions not to renew certificates in the current prolonged low interest rate environment.

Other Liabilities.  Advance payments by borrowers for property taxes and insurance decreased $5.4 million to $347,000 at December 31, 2013 from $5.7 million at September 30, 2013 due to seasonal disbursements to customers in December to enable the payment of mortgagees’ property taxes.

Total Equity.  Total equity increased $100,000, or 0.1%, to $90.7 million at December 31, 2013 from $90.6 million at September 30, 2013.  The increase resulted primarily from the release of shares in our ESOP of $287,000 and net income of $68,000 during the three months ended December 31, 2013, offset by $255,000 in other comprehensive loss.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013:
Real estate loans:
One- to four-family	16	$1,513	4	$682	26	$2,601	46	4,796
Multi-family	—	—	—	—	—	—	—	—
Commercial	1	166	1	34	3	1,234	5	1,434
Construction and land	—	—	1	6	—	—	1	6
Total real estate	17	1,679	6	722	29	3,835	52	6,236
Commercial business loans	1	19	—	—	—	—	1	19
Consumer loans:
Home equity lines of credit	7	312	2	26	5	133	14	471
Education	7	78	2	29	11	91	20	198
Automobile	1	3	1	1	1	1	3	5
Other consumer loans	2	4	—	—	—	—	2	4
Total consumer loans	17	397	5	56	17	225	39	678
Total	35	$2,095	11	$778	46	$4,060	92	$6,933
At September 30, 2013:
Real estate loans:
One- to four-family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	4	5,485	2	1,069	6	6,554
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	5	64	6	26	17	108	28	198
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	11	182	11	117	27	378	49	677
Total	17	$615	26	$7,173	50	$4,527	93	$12,315

The decrease in delinquent loans at December 31, 2013, compared to September 30, 2013, is primarily attributed to a decrease in commercial real estate delinquencies as a relationship of $5.3 million that was 60 days past due at September 30, 2013 paid in full during the quarter.

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention as of the date indicated:

	At December 31, 2013	At September 30, 2013
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$905	$623
Multi-family	2,786	173
Commercial	1,063	738
Construction and land	—	—
Total real estate loans	4,754	1,534
Commercial business loans	92	5
Consumer loans:
Home equity lines of credit	153	61
Other consumer loans	2	—
Total consumer loans	155	61
Total substandard — performing	5,001	1,600
Substandard — Nonperforming:
Real estate loans:
One- to four-family	3,140	3,903
Multi-family	—	2,638
Commercial	1,465	1,284
Construction and land	—	191
Total real estate loans	4,605	8,016
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	69	285
Other consumer loans	1	4
Total consumer loans	70	289
Total substandard — nonperforming	4,675	8,305
Total classified loans	9,676	9,905
Foreclosed real estate	1,225	1,690
Total classified assets	$10,901	$11,595
Special mention:
Real estate loans:
One- to four-family	$120	$121
Multi-family	455	—
Commercial	1,748	2,549
Construction and land	—	—
Total real estate loans	2,323	2,670
Commercial business loans	911	928
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	3,234	3,598
Total classified assets and special mention loans	$14,135	$15,193
_______________________

The decrease in classified assets at December 31, 2013, from September 30, 2013, was primarily due to the disposition of foreclosed real estate and the repayment of classified loans. In addition, a multifamily loan relationship for $2.6 million was reclassified to Substandard - Performing from Substandard - Nonperforming as it had performed as agreed for a satisfactory period of time after its restructuring.

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

	At December 31, 2013	At September 30, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$3,206	$4,207
Multi family	—	2,638
Commercial	1,465	1,283
Construction and land	—	192
Total real estate	4,671	8,320
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	133	285
Education	149	134
Automobile	1	4
Other consumer loans	—	—
Total consumer loans	283	423
Total nonaccrual loans(1)	4,954	8,743
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Automobile	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	4,954	8,743
Foreclosed assets:
One- to four-family	380	427
Multi-family	483	551
Commercial real estate	249	448
Construction and land	113	264
Commercial assets	—	—
Consumer	—	—
Total foreclosed assets	1,225	1,690
Total nonperforming assets	$6,179	$10,433
Performing troubled debt restructurings	$3,843	$3,166
Ratios:
Nonperforming loans to total loans	1.41%	2.52%
Nonperforming assets to total assets	1.15%	1.92%
Nonperforming assets and troubled debt restructurings to total assets	1.87%	2.50%
_______________________

(1)	Includes $2.0 million and $5.4 million, respectively, of troubled debt restructurings that were on non-accrual status at December 31, 2013 and September 30, 2013.

The decrease in non-performing assets at December 31, 2013, from September 30, 2012, was primarily due to the disposition of foreclosed real estate and the return to accruing status of a $2.6 million multifamily loan relationship.

Interest income that would have been recorded for the three months ended December 31, 2013, had non-accruing loans been current according to their original terms, amounted to $77,000.  Interest of approximately $7,000 related to these loans was included in interest income for the three months ended December 31, 2013.

Other Loans of Concern.   There were no other loans at December 31, 2013 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

General.  Net income for the three months ended December 31, 2013 was $68,000 compared to $841,000 for the three months ended December 31, 2012. The decrease in net income of $773,000 was primarily due to a decrease in noninterest income of $1.2 million and net interest income of $308,000, offset by a decrease in provisions for loan losses of $180,000, noninterest expense of $170,000 and income taxes of $426,000.

Interest and Dividend Income. Interest and dividend income decreased $510,000, or 10.1%, to $4.5 million for the three months ended December 31, 2013 from $5.0 million for the three months ended December 31, 2012. This decrease was primarily attributable to a $718,000 decrease in interest and fee income on loans receivable offset by a $208,000 increase in interest and dividend income on investment securities.  The average balance of loans decreased $31.5 million to $340.0 million for the three months ended December 31, 2013 from $371.5 million for the three months ended December 31, 2012. The average yield on loans decreased by 38 basis points to 4.68% for the three months ended December 31, 2013 from 5.06% for the three months ended December 31, 2012.  The average balance of investment securities increased $48.5 million to $106.2 million for the three months ended December 31, 2013 from $57.7 million for the three months ended December 31, 2012, while the average yield on investment securities decreased by 30 basis points to 1.93% for the three months ended December 31, 2013 from 2.23% for the three months ended December 31, 2012.   The decrease in yields on loans and securities reflect the effects of the prolonged low interest rate environment as loans and securities are originated or repriced at lower rates.  The decrease in average loan balances resulted from our continued efforts to improve the credit quality of our loan portfolio.

Interest Expense. Total interest expense decreased $202,000, or 32.3%, to $424,000 for the three months ended December 31, 2013 from $626,000 for the three months ended December 31, 2012.  Interest expense on deposit accounts decreased $177,000 to $424,000 for the three months ended December 31, 2013 from $601,000 for the three months ended December 31, 2012.  The decrease was primarily due to a decrease of 13 basis points in the average cost of deposits to 0.38% for the three months ended December 31, 2013 from 0.51% for the three months ended December 31, 2012, reflecting the declining interest rate environment, and a decrease of $26.6 million in the average balance of deposits to $447.1 million for the three months ended December 31, 2013 from $473.7 million for the three months ended December 31, 2012.

Net Interest Income. Net interest income decreased $308,000, or 7.0%, to $4.1 million for the three months ended December 31, 2013 from $4.4 million for the three months ended December 31, 2012.  Average interest-earning assets increased by $25.5 million, or 5.7%, to $470.3 million for the three months ended December 31, 2013, from $444.8 million for the three months ended December 31, 2012. Average deposits and interest-bearing liabilities decreased by $27.9 million, or 5.9%, to $447.1 million for the three months ended December 31, 2013, from $475.0 million for the three months ended December 31, 2012.  Our net interest margin decreased 48 basis points to 3.49% for the three months ended December 31, 2013 from 3.97% for the three months ended December 31, 2012.  The decrease in our net interest margin reflects the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.  The change in asset mix with growth in the investment portfolio also negatively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $150,000 for the three months ended December 31, 2013 compared to $330,000 for the three months ended December 31, 2012.  The allowance for loan losses was $3.7 million, or 1.1% of total loans, at December 31, 2013, compared to $4.3 million, or 1.2% of total loans, at September 30, 2013, and $6.0 million, or 1.6% of total loans, at December 31, 2012.  Total nonperforming loans were $5.0 million at December 31, 2013, compared to $8.7 million at September 30, 2013, and $9.8 million at December 31, 2012.  As a percentage of nonperforming loans, the allowance for loan losses was 75.6% at December 31, 2013, compared to 48.8% at September 30, 2013, and 60.8% at December 31, 2012.  Total classified loans were $9.7 million at December 31, 2013, compared to $9.9 million at September 30, 2013, and $22.4 million at December 31, 2012.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2013, September 30, 2013, and December 31, 2012.

Non-Interest Income.  Non-interest income decreased $1.2 million, or 41.4%, to $1.8 million for the three months ended December 31, 2013 from $3.0 million for the three months ended December 31, 2012. The decrease was primarily related to a decrease in gain on sales of loans of $905,000, a decrease in the gain on sales of securities of $219,000, a decrease in other income of $272,000 and a decrease in insurance and securities sales commissions of $128,000 for the three months ended December 31, 2013, from the three months ended December 31, 2012.  These decreases were offset by an increase in servicing fee income of $375,000 for the three months ended December 31, 2013, from the three months ended December 31, 2012. The decrease in gain on sales of loans resulted from significantly reduced demand for fixed rate mortgages during the quarter.  The decrease in the gain on sales of securities resulted as we curtailed our program of managing the balance sheet to maintain capital ratios as our conversion to stock was completed in the 2013 fiscal year. The decrease in insurance and securities sales commissions resulted as we restructure that business line to improve its contribution to profits. The decrease in other income resulted from a reduction in loan application fees for the quarter. The increase in servicing fee income resulted from the partial recovery of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates.

Non-Interest Expense.  Non-interest expense decreased $170,000, or 2.9%, to $5.6 million for the three months ended December 31, 2013, from $5.8 million for the three months ended December 31, 2012. The decrease was primarily caused by a decrease in compensation expenses of $96,000 (consisting of a decrease in commission expense of $196,000 offset by an increase in salaries and benefits of $100,000 as a result of changes to compensation plans for certain sales staff) and a decrease in FDIC insurance premiums of $97,000 as a result of the decrease in our deposit balances.

Provision for Income Taxes.  Income tax benefit was $2,000 for the three months ended December 31, 2013, compared to expense of $424,000 for the three months ended December 31, 2012.  The effective tax rate as a percent of pre-tax income was (3.0%) and 33.5% for the three months ended December 31, 2013 and 2012, respectively. The benefit for the three months ended December 31, 2013 resulted from tax exempt income exceeding pre-tax income for the quarter.

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

	For the Three Months Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$339,988	$3,978	4.68%	$371,518	$4,696	5.06%
Securities	106,172	511	1.93	57,698	322	2.23
Fed funds sold and other interest-earning deposits	24,096	37	0.61	15,543	18	0.46
Total interest-earning assets	470,256	4,526	3.85%	444,759	5,036	4.53%
Noninterest-earning assets	78,226			81,257
Total assets	$548,482			$526,016

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	20,088	—	—%	$22,373	$—	—%

Checking accounts	194,100	114	0.23	$199,922	$154	0.31
Passbook and statement savings	118,824	45	0.15	118,577	63	0.21
Variable rate money market	26,241	12	0.18	27,170	16	0.24
Certificates of deposit	87,819	253	1.15	105,657	368	1.39
Total interest bearing deposits	426,984	424	0.40	451,326	601	0.53
Total deposits	447,072	424	0.38	473,699	601	0.51

FHLB advances	—	—	—	—	—	—
Notes payable	—	—	—	1,254	25	7.97
Total deposits and interest-bearing liabilities	447,072	424	0.38%	474,953	626	0.53%

Other liabilities	10,238			3,968
Total liabilities	457,310			478,921
Stockholders' equity	91,172			47,095
Total liabilities and stockholders' equity	$548,482			$526,016

Net interest income		$4,102			$4,410
Net interest rate spread			3.47%			4.00%
Net interest-earning assets	$23,184			$(30,194)
Net interest margin			3.49%			3.97%
Average of interest-earning assets to interest-bearing liabilities			105.19%			93.64%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $4.1 million and $4.2 million for the three months ended December 31, 2013 and December 31, 2012, respectively.  Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(7.5) million and $17.7 million for the three months ended December 31, 2013 and December 31, 2012, respectively.  During the three months ended December 31, 2013, we purchased $6.4 million and sold $0 in securities held as available-for-sale, and during the three months ended December 31, 2012, we purchased $7.7 million and sold $10.3 million in securities held as available-for-sale.  For the three months ended December 31, 2013, net cash used in financing activities, consisting of decreases in deposit accounts, was $2.4 million. For the three months ended December 31, 2012, net cash provided by financing activities was $2.3 million consisting of increases in deposit accounts.

At December 31, 2013, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $62.5 million, or 12.23% of adjusted total assets, which is above the required level of $20.4 million, or 4.00%; and total risk-based capital of $66.2 million, or 18.98% of risk-weighted assets, which is above the required level of $28.0 million, or 8.00%.  Accordingly, Westbury Bank was categorized as well capitalized at December 31, 2013.

At December 31, 2013, we had outstanding commitments to originate loans of $825,000 and stand-by letters of credit of $190,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2013 totaled $52.2 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or the proceeds from our recent stock offering or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2013. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Counsel is unable to give an opinion as to the likely outcome.  Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities. None.

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

Date: February 11, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to The Consolidated Financial Statements**

_______________________________________

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594)

*
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