Form 10-Q
period 2014-03-31
Westbury Bancorp, Inc.
filed 2014-05-12
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 001-35871

Westbury Bancorp, Inc.
(Exact Name of Registrant as Specified in Charter)
____________________________________________

Maryland	46-1834307
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Number)

200 South Main Street, West Bend, Wisconsin	53095
(Address of Principal Executive Officers)	(Zip Code)

(262) 334-5563
Registrant’s telephone number, including area code

Not Applicable
(Former name or former address, if changed since last report)
____________________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.
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
There were 5,142,541 shares of Common Stock, par value $.01 per share, outstanding as of May 9, 2014.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
March 31, 2014 and September 30, 2013
(Unaudited)
(In Thousands, except share data)

	March 31, 2014	September 30, 2013
Assets
Cash and due from banks	$31,930	$25,742
Interest-bearing deposits	16,983	21,923
Cash and cash equivalents	48,913	47,665
Securities available-for-sale	96,407	105,705
Loans held for sale, at lower of cost or fair value	497	1,028
Loans, net of allowance for loan losses of $3,898 and $4,266 at March 31 and September 30, respectively	356,880	342,780
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	1,114	1,690
Real estate held for investment	3,828	6,172
Real estate held for sale	2,742	—
Office properties and equipment, net	9,932	12,549
Cash surrender value of bank-owned life insurance	12,546	12,358
Mortgage servicing rights	1,846	1,831
Deferred tax asset	5,968	4,995
Other assets	4,151	3,839
Total assets	$547,494	$543,282
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$451,378	$440,978
Advance payments by borrowers for property taxes and insurance	1,891	5,700
Other liabilities	4,625	6,002
Total liabilities	457,894	452,680
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,142,541 shares issued and outstanding	51	51
Additional paid-in capital	48,902	48,800
Retained earnings	44,894	46,625
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,857)	(4,114)
Accumulated other comprehensive loss	(390)	(760)
Total stockholders’ equity	89,600	90,602
Total liabilities and stockholders’ equity	$547,494	$543,282

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Three and Six Months Ended March 31, 2014 and 2013 (Unaudited)
(In Thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Interest and dividend income:
Loans	$3,949	$4,364	$7,927	$9,060
Investments - nontaxable	22	6	38	9
Investments - taxable	472	306	967	625
Interest bearing deposits	29	20	66	38
Total interest and dividend income	4,472	4,696	8,998	9,732
Interest expense:
Deposits	398	534	822	1,135
Advances from the Federal Home Loan Bank	1	—	1	—
Notes payable	—	19	—	44
Total interest expense	399	553	823	1,179
Net interest income before provision for loan losses	4,073	4,143	8,175	8,553
Provision for loan losses	200	820	350	1,150
Net interest income after provision for loan losses	3,873	3,323	7,825	7,403
Noninterest income:
Service fees on deposit accounts	966	974	2,031	2,143
Gain on sales of loans, net	17	521	64	1,473
Servicing fee income, net of amortization and impairment	71	208	318	80
Insurance and securities sales commissions	99	214	194	437
Gain on sales of securities	24	13	24	232
Loss on sales of branches and other assets	(68)	—	(68)	(22)
Increase in cash surrender value of life insurance	83	105	188	213
Rental income from real estate operations	157	148	317	315
Other income	78	166	117	477
Total noninterest income	1,427	2,349	3,185	5,348
Noninterest expenses:
Salaries and employee benefits	2,429	1,782	4,726	3,979
Commissions	48	189	99	436
Occupancy	497	465	924	878
Furniture and equipment	129	136	259	262
Data processing	853	797	1,714	1,588
Advertising	25	48	92	158
Real estate held for investment	159	157	311	300
Net loss from operations and sale of foreclosed real estate	116	245	450	510
FDIC insurance premiums	169	178	342	448
Valuation loss on real estate held for sale	1,964	—	1,964	—
Branch realignment	573	—	573	—
Other expenses	1,352	1,204	2,504	2,456
Total noninterest expenses	8,314	5,201	13,958	11,015
Income (loss) before income tax expense	(3,014)	471	(2,948)	1,736
Income tax expense (benefit)	(1,215)	145	(1,217)	569
Net income (loss)	$(1,799)	$326	$(1,731)	$1,167
Earnings (loss) per share:
Basic	$(0.38)	—	$(0.36)	—
Diluted	$(0.38)	—	$(0.36)	—
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended March 31, 2014 and 2013
(Unaudited)
(In Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(1,799)	$326	$(1,731)	$1,167
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	1,108	(147)	612	(500)
Reclassification adjustment for realized gains included in net income	(24)	(13)	(24)	(232)
Other comprehensive income (loss), before tax	1,084	(160)	588	(732)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(459)	63	(218)	287
Other comprehensive income (loss), net of tax	625	(97)	370	(445)
Comprehensive income (loss)	$(1,174)	$229	$(1,361)	$722

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended March 31, 2014 and 2013
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 30, 2012	$—	$—	$—	$45,687	$—	$1,177	$46,864
Net income	—	—	—	1,167	—	—	1,167
Other comprehensive loss, net of tax	—	—	—	—	—	(445)	(445)
Balance, March 31, 2013	$—	$—	$—	$46,854	$—	$732	$47,586

Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$90,602
Net loss	—	—	—	(1,731)	—	—	(1,731)
Allocation of 20,570 shares by ESOP	—	—	81	—	206	—	287
Commitment to be allocated of 5,142 ESOP shares			21		51		72
Other comprehensive income, net of tax	—	—	—	—	—	370	370
Balance, March 31, 2014	$—	$51	$48,902	$44,894	$(3,857)	$(390)	$89,600

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Six Months Ended March 31, 2014 and 2013 (Unaudited)
(In Thousands)

	Six Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(1,731)	$1,167
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	350	1,150
Depreciation and amortization	393	406
Net amortization of securities premiums and discounts	326	293
Amortization and impairment of mortgage servicing rights	(14)	262
Capitalization of mortgage servicing rights	(1)	(250)
Gain on sales of available-for-sale securities	(24)	(232)
Loss on sales of branches and other assets	68	22
Write-down of real estate held-for-sale	1,964	—
Branch realignment	573	—
(Gain) loss on sale of foreclosed real estate	150	(201)
Write-down of foreclosed real estate	183	355
Loans originated for sale	(5,188)	(69,881)
Proceeds from sale of loans	5,783	72,716
Gain on sale of loans, net	(64)	(1,473)
ESOP compensation expense	168	—
Deferred income taxes	(1,191)	581
Increase in cash surrender value of life insurance	(188)	(213)
Net change in:
Other assets	(312)	(885)
Other liabilities and advance payments by borrowers for property taxes and insurance	(5,380)	66,671
Net cash provided by (used in) operating activities	(4,135)	70,488
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(9,599)	(21,261)
Proceeds from sales of securities available-for-sale	14,145	11,584
Proceeds from maturities, prepayments, and calls of securities available-for-sale	5,038	6,430
Depreciation on real estate held for investment	89	110
Proceeds from sale of real estate held for investment	—	2,046
Net (increase) decrease in loans	(14,924)	19,555
Proceeds from sales of office properties and equipment	—	227
Purchases of office properties and equipment	(483)	(42)
Proceeds from sales of foreclosed real estate	717	1,681
Net cash provided by (used in) investing activities	(5,017)	20,330
Cash Flows From Financing Activities
Net increase (decrease) in deposits	10,400	(9,618)
Net cash provided by (used in) financing activities	10,400	(9,618)
Net increase in cash and cash equivalents	1,248	81,200
Cash and cash equivalents at beginning	47,665	33,141
Cash and cash equivalents at end	$48,913	$114,341
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$822	$1,186
Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$474	$1,093
Real estate held for investment transferred to real estate held for sale	$2,255	$—
Office properties and equipment transferred to real estate held for sale	$2,451	$—

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 1.                                 Basis of Presentation

 The accompanying unaudited consolidated financial statements of Westbury Bancorp, Inc. and its wholly-owned subsidiary, Westbury Bank, (the "Bank", and collectively, the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.  Certain prior period amounts have been reclassified to conform to current period presentation.  These reclassifications did not result in any changes to previously reported net income or stockholders’ equity.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of March 31, 2014 and September 30, 2013 and the results of operations and cash flows for the interim periods ended March, 2014 and 2013.  All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013 filed as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

In January 2014, the FASB issued ASU 2014-04, Receivables (Topic 310) - Troubled Debt Restructurings by Creditors. ASU 2014-04 is intended to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

Note 4.                                 Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net loss	$(1,799)	*	$(1,731)	*
Basic potential common shares:
Weighted average shares outstanding	5,142,541	*	5,142,541	*
Weighted average unallocated ESOP shares	(387,405)	*	(390,262)	*
Basic weighted average shares outstanding	4,755,136	*	4,752,279	*
Dilutive potential common shares	—	*	—	*
Diluted weighted average shares outstanding	4,755,136	*	4,752,279	*
Basic loss per share	$(0.38)	*	$(0.36)	*
Diluted loss per share	$(0.38)	*	$(0.36)	*
________________________
*  Earnings per share for the three and six months ended March 31, 2013 is not applicable since the public offering was completed on April 9, 2013.

Note 5.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan (ESOP) that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During the three months ended March 31, 2014, 5,142 shares, with an average fair value of $14.08 per share, were committed to be released and allocated to active participants resulting in ESOP compensation expense of $72 for the three months ended March 31, 2014. During the six months ended March 31, 2014, 11,999 shares, with an average fair value of $14.00 per share, were committed to be released and allocated to active participants resulting in ESOP compensation expense of $168 for the six months ended March 31, 2014. No ESOP compensation expense was recorded for the three months and six months ended March 31, 2013.

The ESOP shares as of March 31, 2014 and September 30, 2013 were as follows:

	March 31, 2014	September 30, 2013

Allocated shares	20,570	—
Shares committed to be released and allocated to active participants	5,142	13,713
Unallocated shares	385,691	397,690
Total ESOP shares	411,403	411,403
Fair value of unallocated shares	$5,647	$5,663

Note 6.                                 Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and agency securities	$7,155	$1	$(285)	$6,871
U.S. Government agency residential mortgage-backed securities	48,161	428	(518)	48,071
U.S. Government agency collateralized mortgage obligations	5,185	35	(91)	5,129
Municipal securities	34,532	266	(483)	34,315
Corporate securities	2,016	7	(2)	2,021
	$97,049	$737	$(1,379)	$96,407
	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and agency securities	$7,155	$—	$(354)	$6,801
U.S. Government agency residential mortgage-backed securities	50,447	417	(660)	50,204
U.S. Government agency collateralized mortgage obligations	7,931	52	(118)	7,865
Municipal securities	38,861	308	(877)	38,292
Corporate securities	2,541	2	—	2,543
	$106,935	$779	$(2,009)	$105,705

The amortized cost and fair value of securities available-for-sale, by contractual maturity at March 31, 2014 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$2,428	$2,435
Due after one year through five years	18,515	18,628
Due after five years through ten years	15,556	15,235
Due after ten years	7,204	6,909
U.S. Government agency collateralized mortgage obligations	5,185	5,129
U.S. Government agency residential mortgage-backed securities	48,161	48,071
	$97,049	$96,407

Proceeds from sales of securities available-for-sale during the three months ended March 31, 2014 and 2013, were $14,145 and $1,281, respectively.  Gross realized gains, during the three months ended March 31, 2014 and 2013, on these sales amounted to $170 and $13, respectively.  Gross realized losses on these sales were $146 and $0, during the three months ended March 31, 2014 and 2013, respectively.

Proceeds from sales of securities available-for-sale during the six months ended March 31, 2014 and 2013, were $14,145 and $11,584, respectively. Gross realized gains, during the six months ended March 31, 2014 and 2013, on these sales amounted to $170 and $256, respectively. Gross realized losses on these sales were $146 and $24, during the six months ended March 31, 2014 and 2013, respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at March 31, 2014 and September 30, 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$3,778	$(133)	$2,848	$(152)	$6,626	$(285)
U.S. Government agency residential mortgage-backed securities	23,492	(440)	3,466	(78)	26,958	(518)
U.S. Government agency collateralized mortgage obligations	1,036	(26)	1,026	(65)	2,062	(91)
Municipal securities	14,293	(313)	3,683	(170)	17,976	(483)
Corporate securities	498	(2)	—	—	498	(2)
	$43,097	$(914)	$11,023	$(465)	$54,120	$(1,379)

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$6,801	$(354)	$—	$—	$6,801	$(354)
U.S. Government agency residential mortgage-backed securities	31,192	(660)	—	—	31,192	(660)
U.S. Government agency collateralized mortgage obligations	3,155	(52)	1,153	(66)	4,308	(118)
Municipal securities	24,658	(785)	1,758	(92)	26,416	(877)
	$65,806	$(1,851)	$2,911	$(158)	$68,717	$(2,009)

At March 31, 2014, the investment portfolio included 22 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 80 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2013, the investment portfolio included 13 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 148 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Note 7.                                 Loans

A summary of the balances of loans follows:

	March 31, 2014	September 30, 2013
Real estate:
Single family	$131,981	$132,496
Multifamily	54,243	47,178
Commercial real estate	121,579	112,237
Construction and land development	12,280	10,629
Total real estate	320,083	302,540
Commercial business	23,965	25,003
Consumer:
Home equity lines of credit	11,383	13,652
Education	4,926	5,189
Other	617	798
Total consumer	16,926	19,639
Total loans	360,974	347,182
Less:
Net deferred loan fees	196	136
Allowance for loan losses	3,898	4,266
Net loans	$356,880	$342,780

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and September 30, 2013:

March 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$128,212	$913	$172	$2,684	$131,981
Multifamily	54,243	—	—	—	54,243
Commercial real estate	119,651	493	—	1,435	121,579
Construction and land development	12,274	—	—	6	12,280
Commercial business	23,854	88	9	14	23,965
Consumer and other:
Home equity lines of credit	11,147	10	110	116	11,383
Education	4,716	58	76	76	4,926
Other	615	2	—	—	617
	$354,712	$1,564	$367	$4,331	$360,974

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$127,631	$406	$1,571	$2,888	$132,496
Multifamily	47,178	—	—	—	47,178
Commercial real estate	105,683	—	5,485	1,069	112,237
Construction and land development	10,437	—	—	192	10,629
Commercial business	24,976	27	—	—	25,003
Consumer and other:
Home equity lines of credit	13,180	116	90	266	13,652
Education	4,991	64	26	108	5,189
Other	791	2	1	4	798
	$334,867	$615	$7,173	$4,527	$347,182

There were no loans past due ninety days or more still accruing interest as of March 31, 2014 and September 30, 2013.

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Single family	$2,684	$4,207
Multifamily	—	2,638
Commercial real estate	1,435	1,283
Construction and land development	6	192
Commercial business	23	—
Consumer and other:
Home equity lines of credit	134	285
Education	152	134
Other	—	4
	$4,434	$8,743

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2014 and September 30, 2013:

March 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$126,484	$1,796	$120	$3,581	$—	$131,981
Multifamily	51,031	—	452	2,760	—	54,243
Commercial real estate	110,024	7,225	1,372	2,958	—	121,579
Construction and land development	12,274	—	—	6	—	12,280
Commercial business	21,606	1,885	361	113	—	23,965
Consumer and other:
Home equity lines of credit	11,189	—	—	194	—	11,383
Education	4,926	—	—	—	—	4,926
Other	615	—	—	2	—	617
Total	$338,149	$10,906	$2,305	$9,614	$—	$360,974

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$127,395	$454	$121	$4,526	$—	$132,496
Multifamily	41,700	2,667	—	2,811	—	47,178
Commercial real estate	93,953	13,713	2,549	2,022	—	112,237
Construction and land development	10,438	—	—	191	—	10,629
Commercial business	21,930	2,140	928	5	—	25,003
Consumer and other:
Home equity lines of credit	13,306	—	—	346	—	13,652
Education	5,189	—	—	—	—	5,189
Other	794	—	—	4	—	798
	$314,705	$18,974	$3,598	$9,905	$—	$347,182

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,658	$138	$1,493	$171	$220	$63	$3,743
Provision for loan losses	(183)	(35)	253	81	48	36	200
Loans charged-off	(146)	—	—	—	—	(1)	(147)
Recoveries	84	4	1	—	11	2	102
Ending balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Period-ended amount allocated for:
Individually evaluated for impairment	$99	$—	$—	$—	$—	$60	$159
Collectively evaluated for impairment	1,314	107	1,747	252	279	40	3,739
Ending Balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Loans:
Individually evaluated for impairment	$2,742	$3,011	$2,062	$—	$—	$177	$7,992
Collectively evaluated for impairment	129,239	51,232	119,517	12,280	23,965	16,749	352,982
Ending Balance	$131,981	$54,243	$121,579	$12,280	$23,965	$16,926	$360,974

Three Months Ended March 31, 2013	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,645	$585	$2,752	$241	$679	$66	$5,968
Provision for loan losses	862	(84)	(205)	341	(86)	(8)	820
Loans charged-off	(673)	—	(668)	(92)	—	—	(1,433)
Recoveries	—	—	15	—	8	2	25
Ending balance	$1,834	$501	$1,894	$490	$601	$60	$5,380
Period-ended amount allocated for:
Individually evaluated for impairment	$67	$185	$262	$256	$—	$—	$770
Collectively evaluated for impairment	1,767	316	1,632	234	601	60	4,610
Ending Balance	$1,834	$501	$1,894	$490	$601	$60	$5,380
Loans:
Individually evaluated for impairment	$3,621	$2,681	$4,638	$611	$—	$110	$11,661
Collectively evaluated for impairment	136,583	38,188	118,321	9,832	22,383	22,579	$347,886
Ending Balance	$140,204	$40,869	$122,959	$10,443	$22,383	$22,689	$359,547

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended March 31, 2014 and 2013:

Six Months Ended March 31, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	(117)	(62)	466	(122)	202	(17)	350
Loans charged-off	(442)	—	(232)	—	(159)	(28)	(861)
Recoveries	99	4	12	—	25	3	143
Ending balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Period-ended amount allocated for:
Individually evaluated for impairment	$99	$—	$—	$—	$—	$60	$159
Collectively evaluated for impairment	1,314	107	1,747	252	279	40	3,739
Ending Balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Loans:
Individually evaluated for impairment	$2,742	$3,011	$2,062	$—	$—	$177	$7,992
Collectively evaluated for impairment	129,239	51,232	119,517	12,280	23,965	16,749	352,982
Ending Balance	$131,981	$54,243	$121,579	$12,280	$23,965	$16,926	$360,974

Six Months Ended March 31, 2013	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	1,622	(211)	(374)	395	(131)	(151)	1,150
Loans charged-off	(1,178)	—	(998)	(198)	(99)	(28)	(2,501)
Recoveries	—	—	17	—	21	3	41
Ending balance	$1,834	$501	$1,894	$490	$601	$60	$5,380
Period-ended amount allocated for:
Individually evaluated for impairment	$67	$185	$262	$256	$—	$—	$770
Collectively evaluated for impairment	1,767	316	1,632	234	601	60	4,610
Ending Balance	$1,834	$501	$1,894	$490	$601	$60	$5,380
Loans:
Individually evaluated for impairment	$3,621	$2,681	$4,638	$611	$—	$110	$11,661
Collectively evaluated for impairment	136,583	38,188	118,321	9,832	22,383	22,579	$347,886
Ending Balance	$140,204	$40,869	$122,959	$10,443	$22,383	$22,689	$359,547

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and six month periods ended March 31, 2014 and 2013.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Six months ended
March 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$2,499	$2,334	$—	$2,467	$4	$2,111	$10
Multifamily	3,366	3,011	—	3,022	36	3,706	73
Commercial real estate	2,134	2,062	—	1,966	13	1,870	28
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	335	117	—	118	—	127	—
With an allowance recorded:
Single family	1,235	408	99	204	—	510	—
Multifamily	—	—	—	85	—	114	—
Commercial real estate	—	—	—	99	—	126	—
Construction and land development	—	—	—	—	—	64	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	60	60	60	60	1	60	2
	$9,629	$7,992	$159	$8,021	$54	$8,688	$113

				Three months ended		Six months ended
March 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$3,866	$3,122	$—	$1,742	$33	$2,700	$41
Multifamily	2,062	1,773	—	1,879	—	2,733	—
Commercial real estate	2,310	2,306	—	2,652	18	3,370	75
Construction and land development	194	194	—	97	5	322	11
Commercial business	—	—	—	179	—	186	—
Consumer and other	192	110	—	55	1	66	1
With an allowance recorded:
Single family	504	499	67	1,784	12	1,204	18
Multifamily	978	908	185	1,220	—	947	—
Commercial real estate	2,631	2,332	262	2,830	37	2,809	56
Construction and land development	417	417	256	209	8	105	8
Commercial business	—	—	—	308	—	918	—
Consumer and other	—	—	—	77	—	39	—
	$13,154	$11,661	$770	$13,032	$114	$15,399	$210

The following is a summary of troubled debt restructured loans (TDRs) at March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Troubled debt restructurings - accrual	$3,818	$3,166
Troubled debt restructurings - nonaccrual	1,961	5,385
	$5,779	$8,551

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

The following tables presents information related to loans modified in a TDR, by class, during the three months ended March 31, 2014 and 2013:

Three Months Ended March 31, 2014
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	—	$—	$—	$—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	—	$—	$—	$—

Three Months Ended March 31, 2013
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	—	$—	$—	$—
Multifamily	1	425	—	—
Commercial real estate	1	162	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	2	$587	$—	$—

The following tables presents information related to loans modified in a TDR, by class, during the six months ended March 31, 2014 and 2013:

Six Months Ended March 31, 2014
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$88	$—	$—
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	1	$88	$—	$—

	Six Months Ended March 31, 2013
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$123	$—	$—
Multifamily	1	425	—	—
Commercial real estate	4	970	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	6	$1,518	$—	$—

The following table presents a summary of loans modified in a TDR during the three months ended March 31, 2014 and 2013 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended March 31, 2014		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$—	$—
Multifamily	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:						0	0
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$—	$—

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended March 31, 2013		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$—	$—
Multifamily	—	—	—	425	—	—	425
Commercial real estate	—	—	—	162	—	—	162
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:							—
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$587	$—	$—	$587

___________________________________________________________
(1) Other modifications primarily include capitalization of property taxes.

The following table presents a summary of loans modified in a TDR during the six months ended March 31, 2014 and 2013 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Six Months Ended March 31, 2014		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$88	$88
Multifamily	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:						0	0
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$—	$—	$88	$88

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Six Months Ended March 31, 2013		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$123	$123
Multifamily	—	—	—	425	—	—	425
Commercial real estate	184	—	—	162	—	624	970
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$184	$—	$—	$587	$—	$747	$1,518

___________________________________________________________
(1) Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR that occurred during the three months or six months ended March 31, 2014 and 2013.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of March 31, 2014 and September 30, 2013, loans of approximately $5,580 and $5,563, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

Note 8.    Real Estate Held for Sale and Branch Closings

The Company has designated two office properties as available for sale at March 31, 2014. One housed a branch office which will close in May 2014. The property was designated as held for sale and transferred from real estate held for investment at its fair value of $810. The previous carrying value was $2,255. The second property, an administrative facility, was transferred from office properties and equipment to real estate held for sale at its fair value of $1,932. The previous carrying value was $2,451. The net loss of $1,964 is reported as valuation loss on real estate held for sale in the statement of operations for the three and six months ended March 31, 2014.

In addition, the Company announced the closing of a second branch office during the three months ended March 31, 2014. This branch was operated in a leased facility. The expense of the lease buyout, write-off of undepreciated leasehold improvements and severance pay was $573 and is reported as branch realignment expense in the statement of operations for the three and six months ended March 31, 2014.

Note 9.                                 Deposits

The following table presents the composition of deposits as of:

	March 31, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Noninterest bearing	$74,954	16.61%	$72,331	16.40%
Interest bearing	141,913	31.44%	140,204	31.80%
	216,867	48.05%	212,535	48.20%
Passbook and Statement Savings	123,070	27.26%	116,986	26.53%
Variable Rate Money Market Accounts	19,453	4.31%	21,750	4.93%
Certificates of Deposit	91,988	20.38%	89,707	20.34%
	$451,378	100.00%	$440,978	100.00%

Certificates of deposit over one hundred thousand dollars totaled $28,483 and $22,013 as of March 31, 2014 and September 30, 2013, respectively.

Note 10.                                 Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of March 31, 2014 and September 30, 2013, the Bank is well capitalized under prompt corrective action regulation.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At March 31, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Westbury Bank	$64,071	17.98%	$28,508	8.00%	$35,635	10.00%
Tier 1 capital (to risk-weighted assets) Westbury Bank	60,173	16.88%	14,259	4.00%	21,389	6.00%
Tier 1 capital (to adjusted total assets) Westbury Bank	60,173	11.52%	20,893	4.00%	26,117	5.00%

At September 30, 2013	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) Westbury Bank	$66,521	18.85%	$28,231	8.00%	$35,289	10.00%
Tier 1 capital (to risk-weighted assets) Westbury Bank	62,255	17.64%	14,116	4.00%	21,173	6.00%
Tier 1 capital (to adjusted total assets) Westbury Bank	62,255	12.01%	20,728	4.00%	25,910	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of March 31, 2014 and September 30, 2013:

	March 31, 2014	September 30, 2013
Stockholders’ equity of the Bank	$66,594	$67,438
Less: Disallowed servicing assets	(185)	(183)
Unrealized loss on securities	381	696
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(3,321)	(2,400)
Tier 1 capital and tangible capital	60,173	62,255
Plus: Allowable general valuation allowances	3,898	4,266
Risk-based capital	$64,071	$66,521

Note 11.                          Commitments

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

The following instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2014	September 30, 2013
Commitments to extend mortgage credit:
Fixed rate	$217	$372
Adjustable rate	197	971
Unused commercial loan and home equity lines of credit	58,136	51,755
Standby letters of credit	265	140
Commitment to sell loans	497	1,028

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2014 and September 30, 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Commitments to sell loans are commitments to sell single family mortgage loans to investors on the secondary market.

Note 12.                          Fair Value Measurements

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

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,871	$—	$6,871	$—
U.S. Government agency residential mortgage-backed securities	48,071	—	48,071	—
U.S. Government agency collateralized mortgage obligations	5,129	—	5,129	—
Municipal securities	34,315		34,315
Corporate Bonds	2,021	—	2,021	—
Total securities available-for-sale	$96,407	$—	$96,407	$—
Derivatives	$391	$—	$391	$—
Liabilities
Derivatives	$391	$—	$391	$—

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,801	$—	$6,801	$—
U.S. Government agency residential mortgage-backed securities	50,204	—	50,204	—
U.S. Government agency collateralized mortgage obligations	7,865	—	7,865	—
Municipal securities	38,292		38,292
Corporate Bonds	2,543	—	2,543	—
Total securities available-for-sale	$105,705	$—	$105,705	$—
Derivatives	$408	$—	$408	$—
Liabilities
Derivatives	$408	$—	$408	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended March 31, 2014.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $468 and $1,726 have a valuation allowance of $159 and $537 included in the allowance for loan losses to reflect their fair value as of March 31, 2014 and September 30, 2013, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of March 31, 2014, mortgage servicing rights with a carrying amount of $2,006 have a valuation allowance of $160 to reflect their fair value of $1,846.  As of September 30, 2013, mortgage servicing rights with a carrying amount of $2,152 have a valuation allowance of $321 to reflect their fair value of $1,831.

Real estate held for sale: The Company does not record real estate held for sale at a fair value on a recurring basis. The fair value of real estate held for sale was determined using Level 3 inputs based on appraisals or broker pricing opinions. In some cases, adjustments were made to these values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market. Real estate held for sale is measured at fair value less estimated costs to sell at the time of transfer. Subsequent to transfer, additional writedowns may be recorded based on changes to the fair value of the assets.

		Fair Value Measurements
March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$309	$—	$—	$309
Foreclosed real estate	1,114	—	—	1,114
Mortgage servicing rights	1,846	—	—	1,846
Real estate held for sale	2,742	—	—	2,742

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$1,189	$—	$—	$1,189
Foreclosed real estate	1,690	—	—	1,690
Mortgage servicing rights	1,831	—	—	1,831

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at March 31, 2014 and September 30, 2013.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$48,913	$48,913	$48,913	$—	$—
Securities	96,407	96,407	—	96,407	—
Loans, net	356,880	357,028	—	—	357,028
Loans held for sale, net	497	497	—	497	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,846	1,846	—	—	1,846
Accrued interest receivable	1,798	1,798	1,798	—	—
Derivative asset	391	391	—	391	—
Financial liabilities:
Deposits	451,378	451,340	74,954	—	376,386
Notes payable	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	1,891	1,891	1,891	—	—
Accrued interest payable	30	30	30	—	—
Derivative liability	391	391	—	391	—

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,665	$47,665	$47,665	$—	$—
Securities	105,705	105,705	—	105,705	—
Loans, net	342,780	344,696	—	—	344,696
Loans held for sale, net	1,028	1,028	—	1,028	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,831	1,831	—	—	1,831
Accrued interest receivable	1,847	1,847	1,847	—	—
Derivative asset	408	408	—	408	—
Financial liabilities:
Deposits	440,978	436,732	72,331	—	364,401
Notes payable	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,700	5,700	5,700	—	—
Accrued interest payable	29	29	29	—	—
Derivative liability	408	408	—	408	—

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

•
changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments,  capital requirements (particularly the new capital regulations), regulatory fees and compliance costs, and changes in the level of government support of housing finance;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2013.

Overview
Our Business. Westbury Bank (the "Bank") is a federally-chartered savings bank headquartered in West Bend, Wisconsin. Westbury Bancorp, Inc. (the "Company") is a Maryland corporation and the savings and loan holding company for Westbury Bank, which was formed in connection with the mutual-to-stock conversion of the Bank's former mutual holding company, WBSB Bancorp, MHC, in 2013.
We provide financial services to individuals, families and businesses through our twelve banking offices located in Washington County, Waukesha County and northern Milwaukee County. We also operate three free-standing ATMs at locations other than our branches, and offer online and mobile banking services, participation in a nationwide ATM network and wealth management services. Although our current operations are not focused in central and southern Milwaukee County, we are affected by conditions in central and southern Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in central and southern Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. Unlike most thrift institutions, a significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At March 31, 2014, approximately 79.6% of our deposits were transaction accounts, which we attribute to successful branding initiatives, especially with respect to younger customers. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
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
Effects of the Economic Downturn. As a result of the economic downturn which began in 2008, we experienced an increase in delinquent and classified loans. In response, we have undertaken aggressive initiatives to identify problem assets and to enhance asset quality. These initiatives include increasing provisions to our allowance for loan losses, charging down and writing off non-performing assets, engaging in an intensive review of our loan portfolio and as a result classifying additional loans, limiting the growth of our loan portfolio, and devoting significant resources to developing and implementing enhanced loan underwriting, administration and collections policies and procedures.
The economic downturn coincided with significant changes in our customers’ banking habits, particularly a decrease in the amount of business conducted at physical branches as customers began to rely on internet banking and other technological advances for their day-to-day transactions. Accordingly, in addition to our asset quality improvement initiatives, we have also undertaken aggressive measures to reduce our expenses and allocate resources to best suit our customers’ banking needs. As part of this process, from 2009 through 2013, we have sold or closed 13 branches, reduced the number of employees, substantially reduced other non-interest expenses (excluding non-recurring losses from the sale of foreclosed real estate), and paid off existing Federal Home Loan Bank advances to reduce interest expenses.
Recent Developments. During the three months ended March 31, 2014, we announced the closing of two additional branch offices effective May 2, 2014. The branches were identified as underperforming with limited growth potential in the course of our evaluation of our branch network. One branch property was designated as held for sale and transferred from real estate held for investment at its fair value of $810,000. The previous carrying value was $2.3 million. The second branch was operated in a leased facility. The expense of the lease buyout, write-off of undepreciated leasehold improvements and severance pay for both branches was $573,000 and is reported as branch realignment expense in the statement of operations for the three and six months ended March 31, 2014. We will continue to evaluate our branch network, staffing levels and other sources of non-interest expenses to identify potential expense reductions in the future.
We also determined during the quarter that due to changes in our mortgage lending business, we no longer needed our home loan center in West Bend. That property was transferred from office properties and equipment to real estate held for sale at its fair value of $1.9 million. The previous carrying value was $2.4 million.
Regulatory Matters - Federal Reserve Bank. In February 2010, each of WBSB Bancorp, MHC and WBSB Bancorp, Inc., the former holding companies of Westbury Bank prior to the conversion, entered into an MOU with their former regulator, the OTS. Following the completion of the conversion, Westbury Bancorp, Inc. committed to comply with the terms of these MOUs. The MOUs provide that the holding company will, among other things:

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
On April 28, 2014, the Company received correspondence from the Federal Reserve Bank noting that it had no objection to the termination of the Board resolution which required the Company to receive prior written non-objection from the Federal Reserve Bank to declare or pay dividends, issue debt or redeem Company stock. Our Board plans to address the termination of this resolution at its May 2014 meeting.

Regulatory Matters - OCC. On January 6, 2014, Westbury Bancorp, Inc. received notification from the Office of the Comptroller of the Currency (the “OCC”) that the Formal Written Agreement and Individual Minimum Capital Requirement ("IMCR") between the OCC and the Company’s wholly-owned subsidiary Westbury Bank had been terminated effective December 24, 2013.
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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

Total Assets.  Total assets increased by $4.2 million, or 0.8%, to $547.5 million at March 31, 2014 from $543.3 million at September 30, 2013.  The increase in total assets was primarily the result of an increase in net loans of $14.1 million, real estate held for sale of $2.7 million and cash and cash equivalents of $1.2 million, offset by a decrease in securities available for sale of $9.3 million, office properties and equipment of $2.6 million and real estate held for investment of $2.3 million.

Net Loans.  Net loans increased by $14.1 million, or 4.1%, to $356.9 million at March 31, 2014 from $342.8 million at September 30, 2013.  Commercial real estate loans increased $9.3 million, multifamily loans increased $7.1 million and construction and land development loans increased by $1.7 million during the six months ended March 31, 2014, while home equity lines of credit decreased by $2.3 million and commercial business loans decreased by $1.0 million.

The increase in net loans reflects our continuing efforts to grow the commercial real estate, multifamily and commercial loan portfolio by building commercial relationships.

Investment Securities.  Investment securities available for sale decreased $9.3 million, or 8.8%, to $96.4 million at March 31, 2014 from $105.7 million at September 30, 2013.  Management intends to prudently use a portion of the liquidity in the investment portfolio to fund future growth in the loan portfolio.

Mortgage-backed securities and collateralized mortgage obligations decreased $4.9 million, to $53.2 million at March 31, 2014 from $58.1 million at September 30, 2013 and municipal securities decreased $4.0 million, to $34.3 million at March 31, 2014 from $38.3 million at September 30, 2013.  Net unrealized loss on securities decreased $588,000 to $642,000 at March 31, 2014 from $1.2 million at September 30, 2013, reflecting the effect of a decrease in market interest rates.  At March 31, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities with a focus on suitable government-sponsored securities to augment risk-based capital.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $576,000, or 34.1%, to $1.1 million at March 31, 2014 from $1.7 million at September 30, 2013, as we sold $867,000 of foreclosed properties, foreclosed on $474,000 of non-performing loans and recorded valuation adjustments of $183,000 during the period.  At March 31, 2014, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties.

Real Estate Held For Sale.  Real estate held for sale increased by $2.7 million to $2.7 million at March 31, 2014 from $0 at September 30, 2013. In February 2014, we announced the closing of our Brown Deer and Richfield (leased facility) branch offices. The office building which housed the Brown Deer branch was designated as held for sale and transferred from real estate held for investment at its fair value of $810,000. The previous carrying value was $2.3 million. Additionally, we determined that due to changes in our mortgage lending business, we no longer needed our home loan center in West Bend. This building was designated as held for sale in February 2014. It was transferred from office properties and equipment to real estate held for sale at its fair value of $1.9 million. The previous carrying value was $2.4 million.

Deposits.  Deposits increased $10.4 million, or 2.4%, to $451.4 million at March 31, 2014 from $441.0 million at September 30, 2013.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $8.1 million, or 2.3%, to $359.4 million at March 31, 2014 from $351.3 million at September 30, 2013.  Certificates of deposit increased $2.3 million, or 2.5%, to $92.0 million at March 31, 2014 from $89.7 million at September 30, 2013.   The increase in certificates of deposit is attributed primarily to the addition of $9.0 million in longer term certificates through Internet-based rate listing services offset by decreases due to retail customers’ decisions not to renew certificates in the current prolonged low interest rate environment. The rates at which the certificates were obtained through the Internet-based rate listing services were no greater than those offered to retail customers in our branch offices.

Other Liabilities.  Advance payments by borrowers for property taxes and insurance decreased by $3.8 million, or 66.8%, to $1.9 million at March 31, 2014 from $5.7 million at September 30, 2013 due to seasonal disbursements to customers in December to enable the payment of mortgagees’ property taxes.

Total Equity.  Total equity decreased $1.0 million, or 1.1%, to $89.6 million at March 31, 2014 from $90.6 million at September 30, 2013.  The decrease resulted primarily from our net loss of $1.7 million during the six months ended March 31, 2014, offset by other comprehensive income of $370,000 and the release/allocation of ESOP shares of $359,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2014:
Real estate loans:
One- to four-family	6	$913	2	$172	23	$2,684	31	3,769
Multi-family	—	—	—	—	—	—	—	—
Commercial	2	493	—	—	5	1,435	7	1,928
Construction and land	—	—	—	—	1	6	1	6
Total real estate	8	1,406	2	172	29	4,125	39	5,703
Commercial business loans	1	88	1	9	1	14	3	111
Consumer loans:
Home equity lines of credit	1	10	3	110	4	116	8	236
Education	3	58	4	76	9	76	16	210
Automobile	1	2	—	—	—	—	1	2
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	70	7	186	13	192	25	448
Total	14	$1,564	10	$367	43	$4,331	67	$6,262
At September 30, 2013:
Real estate loans:
One- to four-family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	4	5,485	2	1,069	6	6,554
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	5	64	6	26	17	108	28	198
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	11	182	11	117	27	378	49	677
Total	17	$615	26	$7,173	50	$4,527	93	$12,315

The decrease in delinquent loans at March 31, 2014, compared to September 30, 2013, is primarily attributed to a decrease in commercial real estate delinquencies as a relationship of $5.3 million that was 60 days past due at September 30, 2013 paid in full in October 2013.

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention as of the date indicated:

	At March 31, 2014	At September 30, 2013
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$1,168	$623
Multi-family	2,760	173
Commercial	1,523	738
Construction and land	—	—
Total real estate loans	5,451	1,534
Commercial business loans	90	5
Consumer loans:
Home equity lines of credit	60	61
Other consumer loans	2	—
Total consumer loans	62	61
Total substandard — performing	5,603	1,600
Substandard — Nonperforming:
Real estate loans:
One- to four-family	2,413	3,903
Multi-family	—	2,638
Commercial	1,435	1,284
Construction and land	6	191
Total real estate loans	3,854	8,016
Commercial business loans	23	—
Consumer loans:
Home equity lines of credit	134	285
Other consumer loans	—	4
Total consumer loans	134	289
Total substandard — nonperforming	4,011	8,305
Total classified loans	9,614	9,905
Foreclosed real estate	1,114	1,690
Total classified assets	$10,728	$11,595
Special mention:
Real estate loans:
One- to four-family	$120	$121
Multi-family	452	—
Commercial	1,372	2,549
Construction and land	—	—
Total real estate loans	1,944	2,670
Commercial business loans	361	928
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	2,305	3,598
Total classified assets and special mention loans	$13,033	$15,193
_______________________

The decrease in classified assets at March 31, 2014, from September 30, 2013, was primarily due to the disposition of foreclosed real estate and the repayment of classified loans. In addition, a multifamily loan relationship for $2.6 million was reclassified to Substandard - Performing from Substandard - Nonperforming as it had performed as agreed for a satisfactory period of time after its restructuring.

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

	At March 31, 2014	At September 30, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$2,684	$4,207
Multi family	—	2,638
Commercial	1,435	1,283
Construction and land	6	192
Total real estate	4,125	8,320
Commercial business loans	23	—
Consumer loans:
Home equity lines of credit	134	285
Education	152	134
Automobile	—	4
Other consumer loans	—	—
Total consumer loans	286	423
Total nonaccrual loans(1)	4,434	8,743
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Automobile	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	4,434	8,743
Foreclosed assets:
One- to four-family	351	427
Multi-family	484	551
Commercial real estate	180	448
Construction and land	99	264
Total foreclosed assets	1,114	1,690
Total nonperforming assets	$5,548	$10,433
Performing troubled debt restructurings	$3,818	$3,166
Ratios:
Nonperforming loans to total loans	1.23%	2.52%
Nonperforming assets to total assets	1.01%	1.92%
Nonperforming assets and troubled debt restructurings to total assets	1.71%	2.50%
_______________________

(1)	Includes $2.0 million and $5.4 million, respectively, of troubled debt restructurings that were on non-accrual status at March 31, 2014 and September 30, 2013.

The decrease in non-performing assets at March 31, 2014, from September 30, 2013, was primarily due to the disposition of foreclosed real estate and the return to accruing status of a $2.6 million multifamily loan relationship.

Interest income that would have been recorded for the six months ended March 31, 2014, had non-accruing loans been current according to their original terms, amounted to $138,000.  Interest of approximately $10,000 related to these loans was included in interest income for the six months ended March 31, 2014.

Other Loans of Concern.   There were no other loans at March 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General.  Net loss for the three months ended March 31, 2014 was $1.8 million compared to net income of $326,000 for the three months ended March 31, 2013. The decrease in net income of $2.1 million was due primarily to a charge of $2.0 million to reduce the carrying value of real estate held for sale to fair value, $573,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements), an increase of $506,000 in compensation expense and a decrease of $504,000 in gains on sales of loans. These were offset by a decrease of $1.4 million in income tax expense and $620,000 in provisions for loan losses.

Interest and Dividend Income. Interest and dividend income decreased $224,000, or 4.8%, to $4.5 million for the three months ended March 31, 2014 from $4.7 million for the three months ended March 31, 2013. This decrease was primarily attributable to a $415,000 decrease in interest and fee income on loans receivable offset by a $191,000 increase in interest and dividend income on investment securities and interest-earning deposits.  The average balance of loans decreased $13.0 million to $356.5 million for the three months ended March 31, 2014 from $369.5 million for the three months ended March 31, 2013. The average yield on loans decreased by 29 basis points to 4.43% for the three months ended March 31, 2014 from 4.72% for the three months ended March 31, 2013.  The average balance of investment securities increased by $40.6 million, or 68.5%, to $99.8 million for the three months ended March 31, 2014 from $59.3 million for the three months ended March 31, 2013, while the average yield on investment securities decreased by 13 basis points to 1.98% for the three months ended March 31, 2014 from 2.11% for the three months ended March 31, 2013.   The decrease in yields on loans and securities reflect the effects of the prolonged low interest rate environment as loans and securities are originated or repriced at lower rates.  The decrease in average loan balances resulted from our continued efforts to improve the credit quality of our loan portfolio.

Interest Expense. Total interest expense decreased $154,000, or 27.8%, to $399,000 for the three months ended March 31, 2014 from $553,000 for the three months ended March 31, 2013.  Interest expense on deposit accounts decreased $136,000 to $398,000 for the three months ended March 31, 2014 from $534,000 for the three months ended March 31, 2013.  The decrease was primarily due to a decrease of 9 basis points in the average cost of deposits to 0.36% for the three months ended March 31, 2014 from 0.45% for the three months ended March 31, 2013, reflecting the declining interest rate environment, and a decrease of $30.8 million, or 6.5% in the average balance of deposits to $443.4 million for the three months ended March 31, 2014 from $474.2 million for the three months ended March 31, 2013.

Net Interest Income. Net interest income decreased $70,000, or 1.7%, to $4.1 million for the three months ended March 31, 2014 from $4.1 million for the three months ended March 31, 2013.  Average interest-earning assets increased by $31.3 million, or 7.1%, to $474.9 million for the three months ended March 31, 2014, from $443.6 million for the three months ended March 31, 2013. Average deposits and interest-bearing liabilities decreased by $27.6 million, or 5.8%, to $447.9 million for the three months ended March 31, 2014, from $475.5 million for the three months ended March 31, 2013.  Our net interest margin decreased 31 basis points to 3.43% for the three months ended March 31, 2014 from 3.74% for the three months ended March 31, 2013.  The decrease in our net interest margin reflects the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.  The change in asset mix with growth in the investment portfolio also negatively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $200,000 for the three months ended March 31, 2014 compared to $820,000 for the three months ended March 31, 2013.  The decrease in the provision corresponds with the decrease in nonperforming loans and net chargeoffs compared to the prior year period. The allowance for loan losses was $3.9 million, or 1.1% of total loans, at March 31, 2014, compared to $4.3 million, or 1.2% of total loans, at September 30, 2013, and $6.0 million, or 1.6% of total loans, at March 31, 2013.  Total nonperforming loans were $4.4 million at March 31, 2014, compared to $8.7 million at September 30, 2013, and $9.8 million at March 31, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 87.9% at March 31, 2014, compared to 48.8% at September 30, 2013, and 60.8% at March 31, 2013.  Total classified loans were $9.6 million at March 31, 2014, compared to $9.9 million at March 31, 2014, and $22.4 million at March 31, 2013.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2014, September 30, 2013, and March 31, 2013.

Non-Interest Income.  Non-interest income decreased $922,000, or 39.3%, to $1.4 million for the three months ended March 31, 2014 from $2.3 million for the three months ended March 31, 2013. The decrease was primarily related to a decrease in gain on sales of loans of $504,000, a decrease in servicing fee income of $137,000, a decrease in other income of $88,000 and a decrease in insurance and securities sales commissions of $115,000 for the three months ended March 31, 2014, from the three months ended March 31, 2013.  The decrease in gain on sales of loans resulted from significantly reduced demand for fixed rate mortgages during the quarter compared to the prior year as long term interest rates moved up in the interim period.  The decrease in insurance and securities sales commissions resulted as we restructure that business line to improve its contribution to profits. The decrease in other income resulted from a reduction in loan application fees for the quarter. The decrease in servicing fee income resulted from the partial recovery, in the prior year period, of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to an increase in market interest rates.

Non-Interest Expense.  Non-interest expense increased $3.1 million, or 59.9%, to $8.3 million for the three months ended March 31, 2014, from $5.2 million for the three months ended March 31, 2013. The increase was primarily caused by a charge of $2.0 million to reduce the carrying value of real estate held for sale to fair value, $573,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements) and an increase of $506,000 in compensation expense. The charges to real estate held for sale and for branch realignment relate to our decision to close two underperforming branch offices and to sell our West Bend home loan center due to changes in our mortgage lending business. The increase in compensation expense resulted primarily from the one-time reversal of a deferred compensation accrual of $350,000 during the three months ended March 31, 2013.

Provision for Income Taxes.  Income tax benefit was $1.2 million for the three months ended March 31, 2014, compared to expense of $145,000 for the three months ended March 31, 2013.  The effective tax rate as a percent of pre-tax income was (40.3)% and 30.8% for the three months ended March 31, 2014 and 2013, respectively. The effective tax rate increased for the three months ended March 31, 2014 because tax exempt income increases the effective rate when the Company reports a pretax loss.

Comparison of Operating Results for the Six Months Ended March 31, 2014 and March 31, 2013

General.  Net loss for the six months ended March 31, 2014 was $1.7 million compared to net income of $1.2 million for the six months ended March 31, 2013. The decrease in net income of $2.9 million was primarily due to a decrease in noninterest income of $2.2 million and net interest income of $378,000 and a charge of $2.0 million to reduce the carrying value of real estate held for sale to fair value, $573,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements), and an increase in compensation expense of $410,000, offset by a decrease in provisions for loan losses of $800,000 and income tax expense of $1.8 million.

Interest and Dividend Income. Interest and dividend income decreased $734,000, or 7.5%, to $9.0 million for the six months ended March 31, 2014 from $9.7 million for the six months ended March 31, 2013. This decrease was primarily attributable to a $1.1 million decrease in interest and fee income on loans receivable offset by a $399,000 increase in interest and dividend income on investment securities.  The average balance of loans decreased $22.4 million, or 6.0%, to $348.2 million for the six months ended March 31, 2014 from $370.5 million for the six months ended March 31, 2013. The average yield on loans decreased by 34 basis points to 4.55% for the six months ended March 31, 2014 from 4.89% for the six months ended March 31, 2013.  The average balance of investment securities increased $44.6 million, or 76.2%, to $103.0 million for the six months ended March 31, 2014 from $58.5 million for the six months ended March 31, 2013, while the average yield on investment securities decreased by 22 basis points to 1.95% for the six months ended March 31, 2014 from 2.17% for the six months ended March 31, 2013.   The decrease in yields on loans and securities reflect the effects of the prolonged low interest rate environment as loans and securities are originated or repriced at lower rates.  The decrease in average loan balances resulted from our continued efforts to improve the credit quality of our loan portfolio.

Interest Expense. Total interest expense decreased $356,000, or 30.2%, to $823,000 for the six months ended March 31, 2014 from $1.2 million for the six months ended March 31, 2013.  Interest expense on deposit accounts decreased $313,000 to $822,000 for the six months ended March 31, 2014 from $1.1 million for the six months ended March 31, 2013.  The decrease was primarily due to a decrease of 11 basis points in the average cost of deposits to 0.37% for the six months ended March 31, 2014 from 0.48% for the six months ended March 31, 2013, reflecting the declining interest rate environment, and a decrease of $28.7 million, or 6.1%, in the average balance of deposits to $445.3 million for the six months ended March 31, 2014 from $474.0 million for the six months ended March 31, 2013.

Net Interest Income. Net interest income decreased $378,000, or 4.4%, to $8.2 million for the six months ended March 31, 2014 from $8.6 million for the six months ended March 31, 2013.  Average interest-earning assets increased by $28.5 million, or 6.4%, to $472.7 million for the six months ended March 31, 2014, from $444.2 million for the six months ended March 31, 2013. Average deposits and interest-bearing liabilities decreased by $27.8 million, or 5.8%, to $447.5 million for the six months ended March 31, 2014, from $475.2 million for the six months ended March 31, 2013.  Our net interest margin decreased 39 basis points to 3.46% for the six months ended March 31, 2014 from 3.85% for the six months ended March 31, 2013.  The decrease in our net interest margin reflects the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.  The change in asset mix with growth in the investment portfolio also negatively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $350,000 for the six months ended March 31, 2014 compared to $1.2 million for the six months ended March 31, 2013.  For additional information regarding our allowance for loan losses and certain relation ratios at March 31, 2014, September 30, 2013 and March 31, 2013, see "--Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2014, September 30, 2013, and March 31, 2013.

Non-Interest Income.  Non-interest income decreased $2.2 million, or 40.4%, to $3.2 million for the six months ended March 31, 2014 from $5.3 million for the six months ended March 31, 2013. The decrease was primarily related to a decrease in gain on sales of loans of $1.4 million, a decrease in the gain on sales of securities of $208,000, a decrease in other income of $360,000 and a decrease in insurance and securities sales commissions of $243,000 for the six months ended March 31, 2014, from the six months ended March 31, 2013.  These decreases were offset by an increase in servicing fee income of $238,000 for the six months ended March 31, 2014, from the six months ended March 31, 2013. The decrease in gain on sales of loans resulted from significantly reduced demand for fixed rate mortgages during the period.  The decrease in the gain on sales of securities resulted as we curtailed our program of managing the balance sheet to maintain capital ratios as our conversion to stock was completed in the 2013 fiscal year. The decrease in insurance and securities sales commissions resulted as we restructure that business line to improve its contribution to profits. The decrease in other income resulted from a reduction in loan application fees for the period. The increase in servicing fee income resulted from the partial recovery of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates.

Non-Interest Expense.  Non-interest expense increased $2.9 million, or 26.7%, to $14.0 million for the six months ended March 31, 2014, from $11.0 million for the six months ended March 31, 2013. The increase was primarily caused by a charge of $2.0 million to reduce the carrying value of real estate held for sale to fair value, $573,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements) and an increase of $410,000 in compensation expense. The charges to real estate held for sale and for branch realignment relate to our decision to close two underperforming branch offices and to sell our West Bend home loan center due to changes in our mortgage lending business. The increase in compensation expense resulted primarily from the one-time reversal of a deferred compensation accrual of $350,000 during the six months ended March 31, 2013.

Provision for Income Taxes.  Income tax benefit was $1.2 million for the six months ended March 31, 2014, compared to expense of $569,000 for the six months ended March 31, 2013.  The effective tax rate as a percent of pre-tax income was (41.3)% and 32.8% for the six months ended March 31, 2014 and 2013, respectively. The effective tax rate increased for the six months ended March 31, 2014 because tax exempt income increases the effective rate when the Company reports a pretax loss.

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

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$356,504	$3,949	4.43%	$369,492	$4,364	4.72%
Securities	99,849	494	1.98	59,268	312	2.11
Fed funds sold and other interest-earning deposits	18,533	29	0.63	14,850	20	0.54
Total interest-earning assets	474,886	4,472	3.77%	443,610	4,696	4.23%
Noninterest-earning assets	68,954			89,068
Total assets	$543,840			$532,678

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	20,174	—	—%	$20,274	$—	—%

Checking accounts	189,851	106	0.22	$207,755	$130	0.25
Passbook and statement savings	119,293	42	0.14	117,984	64	0.22
Variable rate money market	25,244	11	0.17	27,591	13	0.19
Certificates of deposit	88,840	239	1.08	100,633	327	1.30
Total interest bearing deposits	423,228	398	0.38	453,963	534	0.47
Total deposits	443,402	398	0.36	474,237	534	0.45

FHLB advances	4,452	1	0.09	—	—	—
Notes payable	—	—	—	1,254	19	6.06
Total deposits and interest-bearing liabilities	447,854	399	0.36%	475,491	553	0.47%

Other liabilities	5,042			9,769
Total liabilities	452,896			485,260
Stockholders' equity	90,944			47,418
Total liabilities and stockholders' equity	$543,840			$532,678

Net interest income		$4,073			$4,143
Net interest rate spread			3.41%			3.76%
Net interest-earning assets	$27,032			$(31,881)
Net interest margin			3.43%			3.74%
Average of interest-earning assets to interest-bearing liabilities			106.04%			93.30%

	For the Six Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$348,156	$7,927	4.55%	$370,516	$9,060	4.89%
Securities	103,045	1,005	1.95	58,474	634	2.17
Fed funds sold and other interest-earning deposits	21,489	66	0.61	15,201	38	0.50
Total interest-earning assets	472,690	8,998	3.81%	444,191	9,732	4.38%
Noninterest-earning assets	73,496			85,861
Total assets	$546,186			$530,052

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	20,130	—	—%	$21,335	$—	—%

Checking accounts	191,999	220	0.23	$203,796	$283	0.28
Passbook and statement savings	119,056	87	0.15	118,284	127	0.21
Variable rate money market	25,748	23	0.18	27,378	29	0.21
Certificates of deposit	88,324	492	1.11	103,173	696	1.35
Total interest bearing deposits	425,127	822	0.39	452,631	1,135	0.50
Total deposits	445,257	822	0.37	473,966	1,135	0.48

FHLB advances	2,202	1	0.09	—	—	—
Notes payable	—	—	—	1,254	44	7.02
Total deposits and interest-bearing liabilities	447,459	823	0.37%	475,220	1,179	0.50%

Other liabilities	7,668			7,590
Total liabilities	455,127			482,810
Stockholders' equity	91,059			47,242
Total liabilities and stockholders' equity	$546,186			$530,052

Net interest income		$8,175			$8,553
Net interest rate spread			3.44%			3.88%
Net interest-earning assets	$25,231			$(31,029)
Net interest margin			3.46%			3.85%
Average of interest-earning assets to interest-bearing liabilities			105.64%			93.47%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $(4.1) million and $70.5 million for the six months ended March 31, 2014 and March 31, 2013, respectively.  Net cash provided by operating activities for the six months ended March 31, 2013 included payments received from depositors in conjunction with the Company's stock offering which was completed on April 9, 2013. Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(5.0) million and $20.3 million for the six months ended March 31, 2014 and March 31, 2013, respectively.  During the six months ended March 31, 2014, we purchased $9.6 million and sold $14.1 million in securities held as available-for-sale, and during the six months ended March 31, 2013, we purchased $21.3 million and sold $11.6 million in securities held as available-for-sale.  Net cash provided by (used in) financing activities was $10.4 million and $(9.6) million for the six months ended March 31, 2014 and March 31, 2013, respectively and consisted of increases(decreases) in deposit accounts.

At March 31, 2014, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $60.2 million, or 11.52% of adjusted total assets, which is above the required level of $20.9 million, or 4.00%; and total risk-based capital of $64.1 million, or 17.98% of risk-weighted assets, which is above the required level of $28.5 million, or 8.00%.  Accordingly, Westbury Bank was categorized as well capitalized at March 31, 2014.

At March 31, 2014, we had outstanding commitments to originate loans of $414,000, unused commercial and home equity lines of credit of $58.1 million and stand-by letters of credit of $265,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2014 totaled $49.2 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or the proceeds from our recent stock offering or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Counsel is unable to give an opinion as to the likely outcome.  Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Westbury Bancorp, Inc.

Date: May 9, 2014

/s/ Raymond F. Lipman
Raymond F. Lipman
President and Chief Executive Officer

/s/ Kirk J. Emerich
Kirk J. Emerich
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
2	Amended and Restated Plan of Conversion and Reorganization*
3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Bylaws of Westbury Bancorp, Inc.*
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*
10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*
10.4	Employment Agreement by and between Westbury Bank and Raymond F. Lipman**
10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich**
10.6	Employment Agreement between Westbury Bank and Greg J. Remus**
10.7	Form of Change and Control Agreement*
10.8	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
31.1	Certification of Raymond F. Lipman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Kirk J. Emerich, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32
Certification of Raymond F. Lipman, President and Chief Executive Officer, and Kirk J. Emerich, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to The Unaudited Consolidated Financial Statements***

_______________________________________

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594)

**	Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 001-35871), filed with the Securities and Exchange Commission on February 21, 2014.

***
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