Form 10-Q
period 2014-06-30
Westbury Bancorp, Inc.
filed 2014-08-06
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014
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
There were 5,152,014 shares of Common Stock, par value $.01 per share, outstanding as of August 6, 2014.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
June 30, 2014 and September 30, 2013
(Unaudited)
(In Thousands, except share data)

	June 30, 2014	September 30, 2013
Assets
Cash and due from banks	$13,905	$25,742
Interest-bearing deposits	14,959	21,923
Cash and cash equivalents	28,864	47,665
Securities available-for-sale	100,203	105,705
Loans held for sale, at lower of cost or fair value	604	1,028
Loans, net of allowance for loan losses of $4,039 and $4,266 at June 30 and September 30, respectively	380,795	342,780
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	3,004	1,690
Real estate held for investment	3,795	6,172
Real estate held for sale	2,490	—
Office properties and equipment, net	10,472	12,549
Cash surrender value of bank-owned life insurance	12,645	12,358
Mortgage servicing rights	1,719	1,831
Deferred tax asset	5,665	4,995
Other assets	3,551	3,839
Total assets	$556,477	$543,282
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$448,977	$440,978
Advances from Federal Home Loan Bank	10,500	—
Advance payments by borrowers for property taxes and insurance	3,945	5,700
Other liabilities	4,360	6,002
Total liabilities	467,782	452,680
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,346,206 shares issued at June 30, 2014 and 5,142,541 at September 30, 2013	53	51
Additional paid-in capital	48,936	48,800
Retained earnings	44,963	46,625
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,806)	(4,114)
Accumulated other comprehensive income (loss)	136	(760)
Less treasury stock, 105,035 shares at cost, at June 30, 2014	(1,587)	—
Total stockholders’ equity	88,695	90,602
Total liabilities and stockholders’ equity	$556,477	$543,282

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2014 and 2013 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans	$3,988	$4,247	$11,915	$13,307
Investments - nontaxable	21	9	59	18
Investments - taxable	463	348	1,430	973
Interest bearing deposits	30	30	96	68
Total interest and dividend income	4,502	4,634	13,500	14,366
Interest expense:
Deposits	393	488	1,215	1,623
Advances from the Federal Home Loan Bank	1	—	2	—
Notes payable	—	2	—	46
Total interest expense	394	490	1,217	1,669
Net interest income before provision for loan losses	4,108	4,144	12,283	12,697
Provision for loan losses	—	150	350	1,300
Net interest income after provision for loan losses	4,108	3,994	11,933	11,397
Noninterest income:
Service fees on deposit accounts	1,069	1,026	3,100	3,169
Gain on sales of loans, net	103	468	167	1,941
Servicing fee income, net of amortization and impairment	34	93	352	173
Insurance and securities sales commissions	65	210	259	647
Gain on sales of securities	18	—	42	232
Loss on sales of branches and other assets	(2)	—	(70)	(22)
Increase in cash surrender value of life insurance	99	102	287	315
Rental income from real estate operations	154	152	471	467
Other income	(28)	(13)	89	464
Total noninterest income	1,512	2,038	4,697	7,386
Noninterest expenses:
Salaries and employee benefits	2,187	2,268	6,913	6,247
Commissions	71	166	170	602
Occupancy	400	428	1,324	1,306
Furniture and equipment	109	141	368	403
Data processing	820	826	2,534	2,414
Advertising	82	82	174	240
Real estate held for investment	111	133	422	433
Net loss from operations and sale of foreclosed real estate	131	330	581	840
FDIC insurance premiums	167	178	509	626
Valuation loss on real estate held for sale	252	—	2,216	—
Branch realignment	46	—	619	—
Contribution to charitable foundation	—	1,000	—	1,000
Other expenses	1,211	1,266	3,715	3,722
Total noninterest expenses	5,587	6,818	19,545	17,833
Income (loss) before income tax expense (benefit)	33	(786)	(2,915)	950
Income tax expense (benefit)	(36)	(340)	(1,253)	229
Net income (loss)	$69	$(446)	$(1,662)	$721
Earnings (loss) per share:
Basic	$0.01	$(0.10)	$(0.35)	$(0.10)
Diluted	$0.01	$(0.10)	$(0.35)	$(0.10)
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended June 30, 2014 and 2013
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$69	$(446)	$(1,662)	$721
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	884	(2,258)	1,496	(2,758)
Reclassification adjustment for realized gains included in net income	(18)	—	(42)	(232)
Other comprehensive income (loss), before tax	866	(2,258)	1,454	(2,990)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(340)	872	(558)	1,158
Other comprehensive income (loss), net of tax	526	(1,386)	896	(1,832)
Comprehensive income (loss)	$595	$(1,832)	$(766)	$(1,111)

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended June 30, 2014 and 2013
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, September 30, 2012	$—	$—	$—	$45,687	$—	$1,177	$—	$46,864
Stock conversion proceeds, net	—	51	48,800	—	—	—	—	48,851
Net income	—	—	—	721	—	—	—	721
Other comprehensive loss, net of tax	—	—	—	—	—	(1,832)	—	(1,832)
Purchase of 411,403 shares by ESOP	—	—	—	—	(4,114)	—	—	(4,114)
Balance, June 30, 2013	$—	$51	$48,800	$46,408	$(4,114)	$(655)	$—	$90,490

Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$—	$90,602
Net loss	—	—	—	(1,662)	—	—	—	(1,662)
Other comprehensive income, net of tax	—	—	—	—	—	896	—	896
Repurchase of 105,035 shares of common stock	—	—	—	—	—	—	(1,587)	(1,587)
Issuance of 203,665 shares of restricted stock	—	2	(2)	—	—	—	—	—
Stock based compensation expense	—	—	13	—	—	—	—	13
Allocation of 20,570 shares by ESOP	—	—	81	—	206	—	—	287
Commitment to be allocated of 10,285 ESOP shares			44		102		—	146
Balance, June 30, 2014	$—	$53	$48,936	$44,963	$(3,806)	$136	$(1,587)	$88,695

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2014 and 2013 (Unaudited)
(In Thousands)
	Nine Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(1,662)	$721
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	350	1,300
Depreciation and amortization	552	599
Depreciation on real estate held for investment	122	159
Net amortization of securities premiums and discounts	478	456
Amortization and impairment of mortgage servicing rights	113	360
Capitalization of mortgage servicing rights	(1)	(301)
Gain on sales of available-for-sale securities	(42)	(232)
Loss on sales of branches and other assets	70	22
Write-down of real estate held-for-sale	2,216	—
Branch realignment	233	—
(Gain) loss on sale of foreclosed real estate	150	(31)
Write-down of foreclosed real estate	260	355
Loans originated for sale	(9,409)	(84,539)
Proceeds from sale of loans	10,000	88,792
Gain on sale of loans, net	(167)	(1,941)
ESOP compensation expense	242	92
Stock based compensation expense	13	—
Deferred income taxes (benefit)	(1,227)	212
Increase in cash surrender value of life insurance	(287)	(315)
Net change in:
Other assets	288	993
Other liabilities and advance payments by borrowers for property taxes and insurance	(3,206)	176
Net cash provided by (used in) operating activities	(914)	6,878
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(17,699)	(57,274)
Proceeds from sales of securities available-for-sale	16,133	11,584
Proceeds from maturities, prepayments, and calls of securities available-for-sale	8,085	9,888
Proceeds from sale of real estate held for investment	—	2,046
Net (increase) decrease in loans	(40,988)	33,973
Proceeds from sales of office properties and equipment	—	237
Purchases of office properties and equipment	(1,229)	(214)
Proceeds from sales of foreclosed real estate	899	2,788
Net cash provided by (used in) investing activities	(34,799)	3,028
Cash Flows From Financing Activities
Net increase (decrease) in deposits	7,999	(18,587)
Increase (decrease) in overnight Federal Home Loan Bank borrowings	10,500	—
Proceeds from issuance of common stock, net of costs	—	48,851
Unearned employee stock ownership (ESOP)	—	(4,114)
Purchase of Company treasury stock	(1,587)	—
Net change in notes payable	—	(1,254)
Net cash provided by financing activities	16,912	24,896
Net increase (decrease) in cash and cash equivalents	(18,801)	34,802
Cash and cash equivalents at beginning	47,665	33,141
Cash and cash equivalents at end	$28,864	$67,943
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,243	$1,678
Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$2,623	$2,111
Real estate held for investment transferred to real estate held for sale	2,255	—
Office properties and equipment transferred to real estate held for sale	2,451	—

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of June 30, 2014 and September 30, 2013 and the results of operations and cash flows for the interim periods ended June 30, 2014 and 2013.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2013 filed as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 is intended to clarify the accounting for and improve the disclosures related to repurchase-to-maturity transactions and repurchase financings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. ASU 2014-12 is intended to clarify the accounting for the timing of expense recognition related to employee share-based payments in which a performance target that effects vesting could be achieved after the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

Note 4.                                 Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company's common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings (loss) per common share (in thousands, except share and per share data).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013*	2014	2013*
Net income (loss)	$69	$(486)	$(1,662)	$(486)
Basic potential common shares:
Weighted average shares outstanding	5,132,913	5,142,541	5,139,332	5,142,541
Weighted average unallocated ESOP shares	(383,120)	(411,403)	(388,605)	(411,403)
Basic weighted average shares outstanding	4,749,793	4,731.138	4,750,727	4,731.138
Dilutive effect of equity awards	18	—	6	—
Diluted weighted average shares outstanding	4,749,811	4,731,138	4,750,733	4,731,138
Basic income (loss) per share	$0.01	$(0.10)	$(0.35)	$(0.10)
Diluted income (loss) per share	$0.01	$(0.10)	$(0.35)	$(0.10)
________________________
*  Earnings per share for the three and nine months ended June 30, 2013 is adjusted to include the loss attributed to the period from April 9, 2013 through June 30, 2013 which was the period subsequent to the initial public offering for the common shares issued.

Note 5.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral and allocated to active participants, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During the three months ended June 30, 2014, 5,142 shares, with an average fair value of $14.44 per share, were committed to be released and allocated to active participants resulting in ESOP compensation expense of $74 for the three months ended June 30, 2014. During the nine months ended June 30, 2014, 17,142 shares, with an average fair value of $14.14 per share, were committed to be released and allocated to active participants resulting in ESOP compensation expense of $242 for the nine months ended June 30, 2014. The ESOP compensation expense recorded for the three months and nine months ended June 30, 2013 was $92.

The ESOP shares as of June 30, 2014 and September 30, 2013 were as follows (in thousands, except share data):

	June 30, 2014	September 30, 2013

Allocated shares	20,570	—
Shares committed to be released and allocated to active participants	10,285	13,713
Unallocated shares	380,548	397,690
Total ESOP shares	411,403	411,403
Fair value of unallocated shares	$5,750	$5,663

Note 6.                                 Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and agency securities	$7,155	$4	$(121)	$7,038
U.S. Government agency residential mortgage-backed securities	47,450	593	(289)	47,754
U.S. Government agency collateralized mortgage obligations	7,850	58	(75)	7,833
Municipal securities	35,511	319	(273)	35,557
Corporate securities	2,013	10	(2)	2,021
	$99,979	$984	$(760)	$100,203
	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Government and agency securities	$7,155	$—	$(354)	$6,801
U.S. Government agency residential mortgage-backed securities	50,447	417	(660)	50,204
U.S. Government agency collateralized mortgage obligations	7,931	52	(118)	7,865
Municipal securities	38,861	308	(877)	38,292
Corporate securities	2,541	2	—	2,543
	$106,935	$779	$(2,009)	$105,705

The amortized cost and fair value of securities available-for-sale, by contractual maturity at June 30, 2014 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$3,309	$3,317
Due after one year through five years	21,838	22,009
Due after five years through ten years	12,343	12,258
Due after ten years	7,189	7,032
U.S. Government agency collateralized mortgage obligations	7,850	7,833
U.S. Government agency residential mortgage-backed securities	47,450	47,754
	$99,979	$100,203

Proceeds from sales of securities available-for-sale during the three months ended June 30, 2014 and 2013, were $1,988 and $0, respectively. Gross realized gains, during the three months ended June 30, 2014 and 2013, on these sales amount to $18 and $0, respectively. There were no gross realized losses for the sales during the three months ended June 30, 2014 and 2013.

Proceeds from sales of securities available-for-sale during the nine months ended June 30, 2014 and 2013, were $16,133 and $11,584, respectively. Gross realized gains, during the nine months ended June 30, 2014 and 2013, on these sales amounted to $188 and $256, respectively. Gross realized losses on these sales were $146 and $24, during the nine months ended June 30, 2014 and 2013, respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at June 30, 2014 and September 30, 2013.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$6,790	$(121)	$6,790	$(121)
U.S. Government agency residential mortgage-backed securities	2,623	(10)	17,068	(279)	19,691	(289)
U.S. Government agency collateralized mortgage obligations	1,009	(2)	2,009	(73)	3,018	(75)
Municipal securities	1,371	(6)	14,754	(267)	16,125	(273)
Corporate securities	498	(2)	—	—	498	(2)
	$5,501	$(20)	$40,621	$(740)	$46,122	$(760)

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$6,801	$(354)	$—	$—	$6,801	$(354)
U.S. Government agency residential mortgage-backed securities	31,192	(660)	—	—	31,192	(660)
U.S. Government agency collateralized mortgage obligations	3,155	(52)	1,153	(66)	4,308	(118)
Municipal securities	24,658	(785)	1,758	(92)	26,416	(877)
	$65,806	$(1,851)	$2,911	$(158)	$68,717	$(2,009)

At June 30, 2014, the investment portfolio included 73 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 12 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2013, the investment portfolio included 13 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 148 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Note 7.                                 Loans

A summary of the balances of loans follows:

	June 30, 2014	September 30, 2013
Real estate:
Single family	$133,456	$132,496
Multifamily	71,751	47,178
Commercial real estate	119,429	112,237
Construction and land development	16,035	10,629
Total real estate	340,671	302,540
Commercial business	24,703	25,003
Consumer:
Home equity lines of credit	14,222	13,652
Education	4,769	5,189
Other	687	798
Total consumer	19,678	19,639
Total loans	385,052	347,182
Less:
Net deferred loan fees	218	136
Allowance for loan losses	4,039	4,266
Net loans	$380,795	$342,780

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and September 30, 2013:

June 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$130,913	$918	$404	$1,221	$133,456
Multifamily	71,751	—	—	—	71,751
Commercial real estate	119,095	138	—	196	119,429
Construction and land development	16,029	—	—	6	16,035
Commercial business	24,681	—	—	22	24,703
Consumer and other:
Home equity lines of credit	13,999	74	—	149	14,222
Education	4,646	38	2	83	4,769
Other	687	—	—	—	687
	$381,801	$1,168	$406	$1,677	$385,052

September 30, 2013	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$127,631	$406	$1,571	$2,888	$132,496
Multifamily	47,178	—	—	—	47,178
Commercial real estate	105,683	—	5,485	1,069	112,237
Construction and land development	10,437	—	—	192	10,629
Commercial business	24,976	27	—	—	25,003
Consumer and other:
Home equity lines of credit	13,180	116	90	266	13,652
Education	4,991	64	26	108	5,189
Other	791	2	1	4	798
	$334,867	$615	$7,173	$4,527	$347,182

There were no loans past due ninety days or more still accruing interest as of June 30, 2014 and September 30, 2013.

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Single family	$1,369	$4,207
Multifamily	—	2,638
Commercial real estate	353	1,283
Construction and land development	6	192
Commercial business	22	—
Consumer and other:
Home equity lines of credit	166	285
Education	83	134
Other	—	4
	$1,999	$8,743

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2014 and September 30, 2013:

June 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$130,272	$646	$119	$2,419	$—	$133,456
Multifamily	68,568	—	448	2,735	—	71,751
Commercial real estate	110,457	5,939	1,193	1,840	—	119,429
Construction and land development	16,029	—	—	6	—	16,035
Commercial business	20,930	3,589	73	111	—	24,703
Consumer and other:
Home equity lines of credit	13,997	—	—	225	—	14,222
Education	4,769	—	—	—	—	4,769
Other	685	—	—	2	—	687
Total	$365,707	$10,174	$1,833	$7,338	$—	$385,052

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$127,395	$454	$121	$4,526	$—	$132,496
Multifamily	41,700	2,667	—	2,811	—	47,178
Commercial real estate	93,953	13,713	2,549	2,022	—	112,237
Construction and land development	10,438	—	—	191	—	10,629
Commercial business	21,930	2,140	928	5	—	25,003
Consumer and other:
Home equity lines of credit	13,306	—	—	346	—	13,652
Education	5,189	—	—	—	—	5,189
Other	794	—	—	4	—	798
	$314,705	$18,974	$3,598	$9,905	$—	$347,182

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Provision for loan losses	59	690	(451)	32	8	(338)	—
Loans charged-off	(237)	—	—	—	—	(6)	(243)
Recoveries	26	—	4	10	9	335	384
Ending balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Period-ended amount allocated for:
Individually evaluated for impairment	$113	$—	$—	$—	$—	$59	$172
Collectively evaluated for impairment	1,148	797	1,300	294	296	32	3,867
Ending Balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Loans:
Individually evaluated for impairment	$1,821	$2,572	$469	$—	$—	$127	$4,989
Collectively evaluated for impairment	131,635	69,179	118,960	16,035	24,703	19,551	380,063
Ending Balance	$133,456	$71,751	$119,429	$16,035	$24,703	$19,678	$385,052

Three Months Ended June 30, 2013	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,834	$501	$1,894	$490	$601	$60	$5,380
Provision for loan losses	408	(172)	546	(284)	(323)	(25)	150
Loans charged-off	(425)	—	(595)	—	—	—	(1,020)
Recoveries	37	1	1	—	5	9	53
Ending balance	$1,854	$330	$1,846	$206	$283	$44	$4,563
Period-ended amount allocated for:
Individually evaluated for impairment	$316	$—	$17	$—	$—	$—	$333
Collectively evaluated for impairment	1,538	330	1,829	206	283	44	4,230
Ending Balance	$1,854	$330	$1,846	$206	$283	$44	$4,563
Loans:
Individually evaluated for impairment	$3,204	$2,659	$1,288	$192	$—	$145	$7,488
Collectively evaluated for impairment	132,169	43,029	108,941	8,599	21,869	21,040	$335,647
Ending Balance	$135,373	$45,688	$110,229	$8,791	$21,869	$21,185	$343,135

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended June 30, 2014 and 2013:

Nine Months Ended June 30, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	(58)	628	15	(90)	210	(355)	350
Loans charged-off	(679)	—	(232)	—	(159)	(34)	(1,104)
Recoveries	125	4	16	10	34	338	527
Ending balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Period-ended amount allocated for:
Individually evaluated for impairment	$113	$—	$—	$—	$—	$59	$172
Collectively evaluated for impairment	1,148	797	1,300	294	296	32	3,867
Ending Balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Loans:
Individually evaluated for impairment	$1,821	$2,572	$469	$—	$—	$127	$4,989
Collectively evaluated for impairment	131,635	69,179	118,960	16,035	24,703	19,551	380,063
Ending Balance	$133,456	$71,751	$119,429	$16,035	$24,703	$19,678	$385,052

Nine Months Ended June 30, 2013	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	2,030	(383)	172	111	(454)	(176)	1,300
Loans charged-off	(1,603)	—	(1,593)	(198)	(99)	(28)	(3,521)
Recoveries	37	1	18	—	26	12	94
Ending balance	$1,854	$330	$1,846	$206	$283	$44	$4,563
Period-ended amount allocated for:
Individually evaluated for impairment	$316	$—	$17	$—	$—	$—	$333
Collectively evaluated for impairment	1,538	330	1,829	206	283	44	4,230
Ending Balance	$1,854	$330	$1,846	$206	$283	$44	$4,563
Loans:
Individually evaluated for impairment	$3,204	$2,659	$1,288	$192	$—	$145	$7,488
Collectively evaluated for impairment	132,169	43,029	108,941	8,599	21,869	21,040	$335,647
Ending Balance	$135,373	$45,688	$110,229	$8,791	$21,869	$21,185	$343,135

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and nine month periods ended June 30, 2014 and 2013.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Nine months ended
June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,685	$1,136	$—	$1,735	$5	$1,867	$17
Multifamily	2,871	2,572	—	2,792	28	3,422	85
Commercial real estate	502	469	—	1,266	8	1,520	25
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	175	68	—	93	—	112	—
With an allowance recorded:
Single family	1,017	685	113	547	1	554	1
Multifamily	—	—	—	—	—	85	—
Commercial real estate	—	—	—	—	—	95	—
Construction and land development	—	—	—	—	—	48	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	59	59	59	60	1	60	2
	$6,309	$4,989	$172	$6,493	$43	$7,763	$130

				Three months ended		Nine months ended
June 30, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$2,764	$2,068	$—	$2,595	$8	$2,337	$22
Multifamily	3,013	2,659	—	2,216	—	3,469	—
Commercial real estate	1,107	1,105	—	1,706	—	3,180	—
Construction and land development	192	192	—	193	2	320	7
Commercial business	—	—	—	—	—	—	—
Consumer and other	223	145	—	128	—	107	—
With an allowance recorded:
Single family	1,204	1,136	316	818	6	1,171	18
Multifamily	—	—	—	454	—	468	—
Commercial real estate	186	183	17	1,258	3	1,732	9
Construction and land development	—	—	—	209	—	54	—
Commercial business	—	—	—	—	—	15	—
Consumer and other	—	—	—	—	—	—	—
	$8,689	$7,488	$333	$9,577	$19	$12,853	$56

The following is a summary of troubled debt restructured loans (TDRs) at June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Troubled debt restructurings - accrual	$3,535	$3,166
Troubled debt restructurings - nonaccrual	365	5,385
	$3,900	$8,551

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

The following tables presents information related to loans modified in a TDR, by class, during the three months ended June 30, 2014 and 2013:

Three Months Ended June 30, 2014
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$320	$—	$40
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	1	$320	$—	$40

Three Months Ended June 30, 2013
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	—	$—	$—	$—
Multifamily	3	2,659	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	3	$2,659	$—	$—

The following tables presents information related to loans modified in a TDR, by class, during the nine months ended June 30, 2014 and 2013:

Nine Months Ended June 30, 2014
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	2	$407	$—	$40
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	2	$407	$—	$40

	Nine Months Ended June 30, 2013
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$122	$—	$—
Multifamily	4	3,081	—	—
Commercial real estate	3	794	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	8	$3,997	$—	$—

The following table presents a summary of loans modified in a TDR during the three months ended June 30, 2014 and 2013 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended June 30, 2014		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$320	$—	$320
Multifamily	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:						0	0
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$—	$320	$—	$320

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended June 30, 2013		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$—	$—
Multifamily	—	—	2,659	—	—	—	2,659
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:							—
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$2,659	$—	$—	$—	$2,659

___________________________________________________________
(1) Other modifications primarily include capitalization of property taxes.

The following table presents a summary of loans modified in a TDR during the nine months ended June 30, 2014 and 2013 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Nine Months Ended June 30, 2014		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$320	$87	$407
Multifamily	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:						0	0
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$—	$320	$87	$407

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
NIne Months Ended June 30, 2013		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$122	$122
Multifamily	—	—	2,659	422	—	—	3,081
Commercial real estate	184	—	—	161	—	449	794
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$184	$—	$2,659	$583	$—	$571	$3,997

___________________________________________________________
(1) Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR that occurred during the three months or nine months ended June 30, 2014 and 2013.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of June 30, 2014 and September 30, 2013, loans of approximately $5,200 and $5,563, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

Note 8.    Real Estate Held for Sale and Branch Closings

The Company designated two office properties as available for sale as of March 31, 2014, one of which housed a branch office which was closed in May 2014. The property was designated as held for sale and transferred from real estate held for investment at its fair value of $810 as of March 31, 2014. The second property, an administrative facility, was transferred from office properties and equipment to real estate held for sale at its fair value of $1,932 as of March 31, 2014. The net loss recognized upon transfer during the quarter ended March 31, 2014 was $1,964. The fair values of the properties were reduced by an additional $252 during the three months ending June 30, 2014, based on pending offers to purchase after exposure to the market. The net loss of $252 and $2,216 is reported as valuation loss on real estate held for sale in the statement of operations for the three and nine months ended June 30, 2014, respectively.

During the three months ended June 30, 2014, the Company closed an additional branch office, which was operated in a leased facility for which the lease expired in June 2014. The write-off of undepreciated leasehold improvements was $46 and is reported as branch realignment expense in the statement of operations for the three months ended June 30, 2014. Total expenses of $619 for lease buyouts, write-off of undepreciated leasehold improvements and severance pay for the nine months ended June 30, 2014 were included in branch realignment expense.

Note 9.                                 Deposits

The following table presents the composition of deposits as of:

	June 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$77,314	17.22%	$72,331	16.40%
Interest bearing	135,975	30.29%	140,204	31.80%
	213,289	47.51%	212,535	48.20%
Passbook and Statement Savings	123,953	27.60%	116,986	26.53%
Variable Rate Money Market Accounts	19,564	4.36%	21,750	4.93%
Certificates of Deposit	92,171	20.53%	89,707	20.34%
	$448,977	100.00%	$440,978	100.00%

Certificates of deposit over one hundred thousand dollars totaled $29,540 and $22,013 as of June 30, 2014 and September 30, 2013, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of June 30, 2014 and September 30, 2013, the Bank is well capitalized under prompt corrective action regulation.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At June 30, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) - Westbury Bank	$64,726	17.20%	$30,105	8.00%	$37,631	10.00%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	60,687	16.13%	15,049	4.00%	22,574	6.00%
Tier 1 capital (to adjusted total assets) - Westbury Bank	60,687	11.38%	21,331	4.00%	26,664	5.00%

At September 30, 2013	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) - Westbury Bank	$66,521	18.85%	$28,231	8.00%	$35,289	10.00%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	62,255	17.64%	14,116	4.00%	21,173	6.00%
Tier 1 capital (to adjusted total assets) - Westbury Bank	62,255	12.01%	20,728	4.00%	25,910	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of June 30, 2014 and September 30, 2013:

	June 30, 2014	September 30, 2013
Stockholders’ equity of the Bank	$67,287	$67,438
Less: Disallowed servicing assets	(172)	(183)
Unrealized gain (loss) on securities	(122)	696
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(3,010)	(2,400)
Tier 1 capital and tangible capital	60,687	62,255
Plus: Allowable general valuation allowances	4,039	4,266
Risk-based capital	$64,726	$66,521

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

The following instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2014	September 30, 2013
Commitments to extend mortgage credit:
Fixed rate	$—	$372
Adjustable rate	1,082	971
Unused commercial loan and home equity lines of credit	58,840	51,755
Standby letters of credit	314	140
Commitment to sell loans	604	1,028

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2014 and September 30, 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$7,038	$—	$7,038	$—
U.S. Government agency residential mortgage-backed securities	47,754	—	47,754	—
U.S. Government agency collateralized mortgage obligations	7,833	—	7,833	—
Municipal securities	35,557		35,557
Corporate Bonds	2,021	—	2,021	—
Total securities available-for-sale	$100,203	$—	$100,203	$—
Derivatives	$166	$—	$166	$—
Liabilities
Derivatives	$166	$—	$166	$—

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,801	$—	$6,801	$—
U.S. Government agency residential mortgage-backed securities	50,204	—	50,204	—
U.S. Government agency collateralized mortgage obligations	7,865	—	7,865	—
Municipal securities	38,292		38,292
Corporate Bonds	2,543	—	2,543	—
Total securities available-for-sale	$105,705	$—	$105,705	$—
Derivatives	$408	$—	$408	$—
Liabilities
Derivatives	$408	$—	$408	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended June 30, 2014.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $744 and $1,726 have a valuation allowance of $172 and $537 included in the allowance for loan losses to reflect their fair value as of June 30, 2014 and September 30, 2013, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of June 30, 2014, mortgage servicing rights with a carrying amount of $1,879 have a valuation allowance of $160 to reflect their fair value of $1,719.  As of September 30, 2013, mortgage servicing rights with a carrying amount of $2,152 have a valuation allowance of $321 to reflect their fair value of $1,831.

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

		Fair Value Measurements
June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$572	$—	$—	$572
Foreclosed real estate	3,004	—	—	3,004
Mortgage servicing rights	1,719	—	—	1,719
Real estate held for sale	2,490	—	—	2,490

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$1,189	$—	$—	$1,189
Foreclosed real estate	1,690	—	—	1,690
Mortgage servicing rights	1,831	—	—	1,831
Real estate held for sale	—	—	—	—

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

Advances from the Federal Home Loan Bank:  The fair values of FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Advance payments by borrowers for property taxes and insurance:  The carrying amounts of the advance payments by borrowers for property taxes and insurance approximate their fair values.

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at June 30, 2014 and September 30, 2013.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$28,864	$28,864	$28,864	$—	$—
Securities	100,203	100,203	—	100,203	—
Loans, net	380,795	379,628	—	—	379,628
Loans held for sale, net	604	604	—	604	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,719	1,719	—	—	1,719
Accrued interest receivable	1,677	1,677	1,677	—	—
Derivative asset	166	166	—	166	—
Financial liabilities:
Deposits	448,977	449,035	77,314	—	371,721
Advances from Federal Home Loan Bank	10,500	10,500	10,500	—	—
Advance payments by borrowers for property taxes and insurance	3,945	3,945	3,945	—	—
Accrued interest payable	3	3	3	—	—
Derivative liability	166	166	—	166	—

	September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$47,665	$47,665	$47,665	$—	$—
Securities	105,705	105,705	—	105,705	—
Loans, net	342,780	344,696	—	—	344,696
Loans held for sale, net	1,028	1,028	—	1,028	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,831	1,831	—	—	1,831
Accrued interest receivable	1,847	1,847	1,847	—	—
Derivative asset	408	408	—	408	—
Financial liabilities:
Deposits	440,978	436,732	72,331	—	364,401
Advances from Federal Home Loan Bank	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,700	5,700	5,700	—	—
Accrued interest payable	29	29	29	—	—
Derivative liability	408	408	—	408	—

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

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial business, commercial real estate and multi-family lending while maintaining our asset quality;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to achieve increased operating efficiencies and enhanced profitability following the closing of underperforming branch offices;

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
We provide financial services to individuals, families and businesses through our nine banking offices located in Washington County and Waukesha County. We also offer online and mobile banking services, participation in a nationwide ATM network and wealth management services. Although our current operations are not focused in central and southern Milwaukee County, we are affected by conditions in central and southern Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in central and southern Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At June 30, 2014, approximately 79.5% of our deposits were transaction accounts, which we attribute to successful branding initiatives, especially with respect to younger customers. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
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
The economic downturn coincided with significant changes in our customers’ banking habits, particularly a decrease in the amount of business conducted at physical branches as customers began to rely on internet banking and other technological advances for their day-to-day transactions. Accordingly, in addition to our asset quality improvement initiatives, we have also undertaken aggressive measures to reduce our expenses and allocate resources to best suit our customers’ banking needs. As part of this process, from 2009 through 2014, we have sold or closed 16 branches, reduced the number of employees, substantially reduced other non-interest expenses (excluding non-recurring losses from the sale of foreclosed real estate), and paid off existing Federal Home Loan Bank advances to reduce interest expenses.

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
On September 20, 2013, Westbury Bancorp, Inc., was notified by the Federal Reserve Bank of Chicago that the MOUs were terminated. As a condition of the termination of the MOUs, the Board of Directors was required to adopt a Board Resolution confirming its commitment to obtain written approval from the Federal Reserve Bank prior to effecting any of the following transactions:

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
On April 28, 2014, the Company received correspondence from the Federal Reserve Bank noting that it had no objection to the termination of the Board resolution which required the Company to receive prior written non-objection from the Federal Reserve Bank to declare or pay dividends, issue debt or redeem Company stock. Our Board terminated the resolution at its May 2014 meeting.

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

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

Total Assets.  Total assets increased by $13.2 million, or 2.4%, to $556.5 million at June 30, 2014 from $543.3 million at September 30, 2013.  The increase in total assets was primarily the result of an increase in net loans of $38.0 million and real estate held for sale of $2.5 million, offset by a decrease in cash and cash equivalents of $18.8 million, securities available for sale of $5.5 million, office properties and equipment of $2.1 million and real estate held for investment of $2.4 million.

Net Loans.  Net loans increased by $38.0 million, or 11.1%, to $380.8 million at June 30, 2014 from $342.8 million at September 30, 2013.  Multifamily loans increased $24.6 million, commercial real estate loans increased $7.2 million, construction and land development loans increased by $5.4 million, and single family loans increased by $1.0 million during the nine months ended June 30, 2014.

The increase in net loans reflects our continuing efforts to grow the commercial real estate, multifamily and commercial loan portfolio by building commercial relationships.

Investment Securities.  Investment securities available for sale decreased $5.5 million, or 5.2%, to $100.2 million at June 30, 2014 from $105.7 million at September 30, 2013.  Management intends to prudently use a portion of the liquidity in the investment portfolio to fund future growth in the loan portfolio.

Mortgage-backed securities and collateralized mortgage obligations decreased $2.5 million, to $55.6 million at June 30, 2014 from $58.1 million at September 30, 2013 and municipal securities decreased $2.7 million, to $35.6 million at June 30, 2014 from $38.3 million at September 30, 2013.  Net unrealized gain on securities improved by $1.5 million to $224,000 at June 30, 2014 from a net unrealized loss of $1.2 million at September 30, 2013, reflecting the effect of a decrease in market interest rates.  At June 30, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.

Foreclosed Real Estate.  Foreclosed real estate held for sale increased $1.3 million, or 77.8%, to $3.0 million at June 30, 2014 from $1.7 million at September 30, 2013, as we sold $1.0 million of foreclosed properties, foreclosed or obtained deeds on $2.6 million of non-performing loans and recorded valuation adjustments of $260,000 during the period.  At June 30, 2014, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties.

Real Estate Held For Sale.  Real estate held for sale increased by $2.5 million to $2.5 million at June 30, 2014 from $0 at September 30, 2013. In February 2014, we announced the closing of our Brown Deer and Richfield (leased facility) branch offices. The office building which housed the Brown Deer branch was designated as held for sale and transferred from real estate held for investment at its fair value of $810,000. The previous carrying value of the Brown Deer branch was $2.3 million. Additionally, we determined that due to changes in our mortgage lending business, we no longer needed our home loan center in West Bend. The West Bend office building was designated as held for sale in February 2014 and it was transferred from office properties and equipment to real estate held for sale at its fair value of $1.9 million. The West Bend office's previous carrying value was $2.4 million. The fair values of the two properties were reduced by an additional $252,000 to $2.5 million during the three months ending June 30, 2014 based on pending offers to purchase after exposure to the market.

Deposits.  Deposits increased $8.0 million, or 1.8%, to $449.0 million at June 30, 2014 from $441.0 million at September 30, 2013.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $5.5 million, or 1.6%, to $356.8 million at June 30, 2014 from $351.3 million at September 30, 2013.  Certificates of deposit increased $2.5 million, or 2.7%, to $92.2 million at June 30, 2014 from $89.7 million at September 30, 2013.   The increase in certificates of deposit is attributed primarily to the addition of $11.2 million in longer term certificates through Internet-based rate listing services offset by decreases due to retail customers’ decisions not to renew certificates in the current prolonged low interest rate environment. The rates at which the certificates were obtained through the Internet-based rate listing services were no greater than those offered to retail customers in our branch offices.

Advances from FHLB. Advances increased by $10.5 million to $10.5 million at June 30, 2014 from $0 at September 30, 2013 in order to fund current loan growth.

Other Liabilities.  Advance payments by borrowers for property taxes and insurance decreased by $1.8 million, or 30.8%, to $3.9 million at June 30, 2014 from $5.7 million at September 30, 2013 due to seasonal disbursements to customers in December to enable the payment of mortgagees’ property taxes.

Total Equity.  Total equity decreased $1.9 million, or 2.1%, to $88.7 million at June 30, 2014 from $90.6 million at September 30, 2013.  The decrease resulted primarily from our net loss of $1.7 million during the nine months ended June 30, 2014 and the repurchase of 105,035 shares of common stock for $1.6 million, offset by other comprehensive income of $896,000 and the release/allocation of ESOP shares of $433,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2014:
Real estate loans:
One- to four-family	11	$918	4	$404	12	$1,221	27	2,543
Multi-family	—	—	—	—	—	—	—	—
Commercial	2	138	—	—	2	196	4	334
Construction and land	—	—	—	—	1	6	1	6
Total real estate	13	1,056	4	404	15	1,423	32	2,883
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	1	74	—	—	3	149	4	223
Education	6	38	1	2	10	83	17	123
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	7	112	1	2	13	232	21	346
Total	20	$1,168	5	$406	30	$1,677	55	$3,251
At September 30, 2013:
Real estate loans:
One- to four-family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	4	5,485	2	1,069	6	6,554
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	5	64	6	26	17	108	28	198
Other consumer loans	1	2	1	1	3	4	5	7
Total consumer loans	11	182	11	117	27	378	49	677
Total	17	$615	26	$7,173	50	$4,527	93	$12,315

The decrease in delinquent loans at June 30, 2014, compared to September 30, 2013, is primarily attributed to a decrease in commercial real estate delinquencies as a relationship of $5.3 million that was 60 days past due at September 30, 2013 paid in full in October 2013 and a $1.1 million loan secured by a recreation property was transferred to foreclosed real estate in addition to generally improved economic conditions.

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention as of the date indicated:

	At June 30, 2014	At September 30, 2013
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$1,050	$623
Multi-family	2,735	173
Commercial	1,487	738
Construction and land	—	—
Total real estate loans	5,272	1,534
Commercial business loans	89	5
Consumer loans:
Home equity lines of credit	59	61
Other consumer loans	2	—
Total consumer loans	61	61
Total substandard — performing	5,422	1,600
Substandard — Nonperforming:
Real estate loans:
One- to four-family	1,369	3,903
Multi-family	—	2,638
Commercial	353	1,284
Construction and land	6	191
Total real estate loans	1,728	8,016
Commercial business loans	22	—
Consumer loans:
Home equity lines of credit	166	285
Other consumer loans	—	4
Total consumer loans	166	289
Total substandard — nonperforming	1,916	8,305
Total classified loans	7,338	9,905
Foreclosed real estate	3,004	1,690
Total classified assets	$10,342	$11,595
Special mention:
Real estate loans:
One- to four-family	$119	$121
Multi-family	448	—
Commercial	1,193	2,549
Construction and land	—	—
Total real estate loans	1,760	2,670
Commercial business loans	73	928
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	1,833	3,598
Total classified assets and special mention loans	$12,175	$15,193

_______________________

The decrease in classified assets of $1.3 million to $10.3 million at June 30, 2014, from $11.6 million at September 30, 2013, was primarily due to the repayment of classified loans. Substandard-nonperforming loans decreased by $6.4 million to $1.9 million at June 30, 2014 compared to $8.3 million at September 30, 2013 due to the reclassification of a multifamily loan relationship for $2.6 million to substandard-performing, as it had performed as agreed for a satisfactory period of time after restructuring, and also for a $1.1 million commercial real estate loan that was transferred to foreclosed real estate. The increase in substandard-performing loans of $3.8 million to $5.4 million at June 30, 2014 from $1.6 million at September 30, 2013 primarily stemmed in part from the reclassification of the $2.6 million multifamily loan relationship and from the downgrade of loans that are contractually current but are exhibiting signs of financial stress.

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

	At June 30, 2014	At September 30, 2013
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$1,369	$4,207
Multi family	—	2,638
Commercial	353	1,283
Construction and land	6	192
Total real estate	1,728	8,320
Commercial business loans	22	—
Consumer loans:
Home equity lines of credit	166	285
Education	83	134
Other consumer loans	—	4
Total consumer loans	249	423
Total nonaccrual loans(1)	1,999	8,743
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	1,999	8,743
Foreclosed assets:
One- to four-family	1,175	427
Multi-family	458	551
Commercial real estate	1,276	448
Construction and land	95	264
Total foreclosed assets	3,004	1,690
Total nonperforming assets	$5,003	$10,433
Performing troubled debt restructurings	$3,535	$3,166
Ratios:
Nonperforming loans to total loans	0.52%	2.52%
Nonperforming assets to total assets	0.90%	1.92%
Nonperforming assets and troubled debt restructurings to total assets	1.53%	2.50%
_______________________

(1)
Includes $365,000 and $5.4 million, respectively, of troubled debt restructurings that were on non-accrual status at June 30, 2014 and September 30, 2013. The decrease is primarily due to $2.6 million in loans that were returned to accrual status and $1.1 million that were transferred to foreclosed real estate.

The decrease in non-performing assets at June 30, 2014, from September 30, 2013, was primarily due to the return to accruing status of a $2.6 million multifamily loan relationship in addition to generally improved economic conditions.

Interest income that would have been recorded for the nine months ended June 30, 2014, had non-accruing loans been current according to their original terms, amounted to $138,000.  Interest of approximately $10,000 related to these loans was included in interest income for the nine months ended June 30, 2014.

Other Loans of Concern.   There were no other loans at June 30, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013

General.  Net income for the three months ended June 30, 2014 was $69,000 compared to net loss of $446,000 for the three months ended June 30, 2013. The increase in net income of $515,000 was due primarily to decreases of $1.1 million in other expenses of which $1.0 million was related to the contribution to the Westbury Bank Charitable Foundation, $199,000 in net loss from operations and sale of foreclosed real estate, $176,000 in salaries and employee benefits and commissions, and $150,000 in provisions for loan losses, offset by decreases in gain on sale of loans of $365,000, insurance and securities sales commissions of $145,000, income tax benefit of $304,000, interest income from loans of $259,000, and an increase of $298,000 in valuation loss on real estate held for sale and branch realignment expense.

Interest and Dividend Income. Interest and dividend income decreased $132,000, or 2.8%, to $4.5 million for the three months ended June 30, 2014 from $4.6 million for the three months ended June 30, 2013. This decrease was primarily attributable to a $259,000 decrease in interest and fee income on loans receivable offset by a $127,000 increase in interest and dividend income on investment securities and interest-earning deposits.  The average balance of loans increased $16.0 million to $363.2 million for the three months ended June 30, 2014 from $347.2 million for the three months ended June 30, 2013. The average yield on loans decreased by 50 basis points to 4.39% for the three months ended June 30, 2014 from 4.89% for the three months ended June 30, 2013.  The average balance of investment securities increased by $23.0 million, or 29.4%, to $101.2 million for the three months ended June 30, 2014 from $78.2 million for the three months ended June 30, 2013, while the average yield on investment securities increased by 8 basis points to 1.91% for the three months ended June 30, 2014 from 1.83% for the three months ended June 30, 2013.   The decrease in our average yield on loans reflects the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

Interest Expense. Total interest expense decreased $96,000, or 19.6%, to $394,000 for the three months ended June 30, 2014 from $490,000 for the three months ended June 30, 2013.  Interest expense on deposit accounts decreased $95,000 to $393,000 for the three months ended June 30, 2014 from $488,000 for the three months ended June 30, 2013.  The decrease was primarily due to a decrease of 6 basis points in the average cost of deposits to 0.35% for the three months ended June 30, 2014 from 0.41% for the three months ended June 30, 2013, reflecting the declining interest rate environment, and a decrease of $21.4 million, or 4.5% in the average balance of deposits to $449.4 million for the three months ended June 30, 2014 from $470.7 million for the three months ended June 30, 2013.

Net Interest Income. Net interest income decreased $36,000, or 0.9%, to $4.1 million for the three months ended June 30, 2014 from $4.1 million for the three months ended June 30, 2013.  Average interest-earning assets increased by $11.7 million, or 2.5%, to $482.5 million for the three months ended June 30, 2014, from $470.8 million for the three months ended June 30, 2013. Average deposits and interest-bearing liabilities decreased by $19.7 million, or 4.2%, to $451.9 million for the three months ended June 30, 2014, from $471.7 million for the three months ended June 30, 2013.  Our net interest margin decreased 11 basis points to 3.41% for the three months ended June 30, 2014 from 3.52% for the three months ended June 30, 2013.  The decrease in our net interest margin reflects the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The prolonged low interest rate environment also has an adverse impact on our ability to further reduce rates on transaction accounts.

Provision for Loan Losses.  We recorded a provision for loan losses of $0 for the three months ended June 30, 2014 compared to $150,000 for the three months ended June 30, 2013.  The decrease in the provision corresponds with the decrease in nonperforming loans and net charge-offs compared to the prior year period. The allowance for loan losses was $4.0 million, or 1.0% of total loans, at June 30, 2014, compared to $4.3 million, or 1.2% of total loans, at September 30, 2013, and $4.6 million, or 1.3% of total loans, at June 30, 2013.  Total nonperforming loans were $2.0 million at June 30, 2014, compared to $8.7 million at September 30, 2013, and $9.8 million at June 30, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 202.1% at June 30, 2014, compared to 48.8% at September 30, 2013, and 58.8% at June 30, 2013.  Total classified loans were $7.3 million at June 30, 2014, compared to $9.9 million at June 30, 2014, and $13.4 million at June 30, 2013.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2014, September 30, 2013, and June 30, 2013.

Non-Interest Income.  Non-interest income decreased $526,000, or 25.8%, to $1.5 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013. The decrease was primarily related to a decrease in gain on sales of loans of $365,000, a decrease in insurance and securities sales commissions of $145,000 and a decrease in servicing fee income of $59,000 offset by an increase in service fees on deposit accounts of $43,000 and a gain on the sale of securities of $18,000.  The decrease in gain on sales of loans resulted from significantly reduced demand for fixed rate mortgages during the quarter compared to the prior year as long term interest rates moved up in the interim period.  The decrease in insurance and securities sales commissions resulted from the Bank's restructuring of this business line to improve profits. The decrease in servicing fee income resulted from the partial recovery, in the prior year period, of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to an increase in market interest rates. The increases in service fees on deposit accounts resulted from an increase in debit card interchange income and overdraft fees on checking accounts.

Non-Interest Expense.  Non-interest expense decreased $1.2 million, or 18.1%, to $5.6 million for the three months ended June 30, 2014, from $6.8 million for the three months ended June 30, 2013. The decrease was primarily caused by a decrease in other expense of $1.1 million of which $1.0 million was related to the contribution to the Westbury Bank Charitable Foundation, $199,000 in net loss from operation and sale of foreclosed real estate and $176,000 in compensation expense. These reductions were offset by a charge of $252,000 to reduce the carrying value of real estate held for sale to fair value and $46,000 for branch realignment (including write-off of undepreciated leasehold improvements). The decrease in net loss from operation and sale of foreclosed real estate resulted from lower levels of foreclosed real estate, on average during the period, being managed compared to the prior period. The decrease in compensation expense resulted from the closure of two branch offices in May 2014 and a decrease in commissions related to reduced income from insurance and securities sales as we restructure that business line to improve its contribution to profits. The charges to real estate held for sale resulted from additional fair value adjustments based on pending offers to purchase after exposure to the market. Branch realignment related to an office closed upon expiration of our lease on the facility.

Provision for Income Taxes.  Income tax benefit was $36,000 for the three months ended June 30, 2014, compared to benefit of $340,000 for the three months ended June 30, 2013.  The effective tax rate as a percent of pre-tax income was (109.1)% and 43.3% for the three months ended June 30, 2014 and 2013, respectively. The effective tax rate increased for the three months ended June 30, 2014 because the Company's tax exempt income increases the effective rate when the Company reports minimal pretax income.

Comparison of Operating Results for the Nine Months Ended June 30, 2014 and June 30, 2013

General.  Net loss for the nine months ended June 30, 2014 was $1.7 million compared to net income of $721,000 for the nine months ended June 30, 2013. The decrease in net income of $2.4 million was primarily due to a decrease in noninterest income of $2.7 million and net interest income of $414,000 and a charge of $2.2 million to reduce the carrying value of real estate held for sale to fair value, $619,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements), and an increase in compensation expense of $234,000, offset by a decrease in provisions for loan losses of $1.0 million, other expenses of $1.0 million which relates to the contribution to the Westbury Bank Charitable Foundation and income tax expense of $1.5 million.

Interest and Dividend Income. Interest and dividend income decreased $866,000, or 6.0%, to $13.5 million for the nine months ended June 30, 2014 from $14.4 million for the nine months ended June 30, 2013. This decrease was primarily attributable to a $1.4 million decrease in interest and fee income on loans receivable offset by a $526,000 increase in interest and dividend income on investment securities.  The average balance of loans decreased $7.5 million, or 2.1%, to $353.2 million for the nine months ended June 30, 2014 from $360.6 million for the nine months ended June 30, 2013. The average yield on loans decreased by 42 basis points to 4.50% for the nine months ended June 30, 2014 from 4.92% for the nine months ended June 30, 2013.  The average balance of investment securities increased $37.4 million, or 57.5%, to $102.4 million for the nine months ended June 30, 2014 from $65.0 million for the nine months ended June 30, 2013, while the average yield on investment securities decreased by 9 basis points to 1.94% for the nine months ended June 30, 2014 from 2.03% for the nine months ended June 30, 2013.   The decrease in yields on loans and securities reflect the effects of the prolonged low interest rate environment as loans and securities are originated or repriced at lower rates.  The increase in average investment balances resulted from the proceeds from our conversion to stock completed in April 2013. We have worked to prudently increase our loan portfolio and decrease the investment portfolio and cash and cash equivalents during this year. See "--Comparison of Financial Condition at June 30, 2014 and September 30, 2013" above for detailed discussion.

Interest Expense. Total interest expense decreased $452,000, or 27.1%, to $1.2 million for the nine months ended June 30, 2014 from $1.7 million for the nine months ended June 30, 2013.  Interest expense on deposit accounts decreased $408,000 to $1.2 million for the nine months ended June 30, 2014 from $1.6 million for the nine months ended June 30, 2013.  The decrease was primarily due to a decrease of 10 basis points in the average cost of deposits to 0.36% for the nine months ended June 30, 2014 from 0.46% for the nine months ended June 30, 2013, reflecting the declining interest rate environment, and a decrease of $23.4 million, or 5.0%, in the average balance of deposits to $446.6 million for the nine months ended June 30, 2014 from $470.0 million for the nine months ended June 30, 2013.

Net Interest Income. Net interest income decreased $414,000, or 3.3%, to $12.3 million for the nine months ended June 30, 2014 from $12.7 million for the nine months ended June 30, 2013.  Average interest-earning assets increased by $25.0 million, or 5.5%, to $476.0 million for the nine months ended June 30, 2014, from $451.0 million for the nine months ended June 30, 2013. Average deposits and interest-bearing liabilities decreased by $22.2 million, or 4.7%, to $449.0 million for the nine months ended June 30, 2014, from $471.2 million for the nine months ended June 30, 2013.  Our net interest margin decreased 31 basis points to 3.44% for the nine months ended June 30, 2014 from 3.75% for the nine months ended June 30, 2013.  The decrease in our net interest margin reflects the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.  The change in asset mix with growth in the investment portfolio also negatively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $350,000 for the nine months ended June 30, 2014 compared to $1.3 million for the nine months ended June 30, 2013.  For additional information regarding our provision for loan losses and certain ratios at June 30, 2014, September 30, 2013 and June 30, 2013, see "--Comparison of Operating Results for the Three Months Ended June 30, 2014 and June 30, 2013--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2014, September 30, 2013, and June 30, 2013.

Non-Interest Income.  Non-interest income decreased $2.7 million, or 36.4%, to $4.7 million for the nine months ended June 30, 2014 from $7.4 million for the nine months ended June 30, 2013. The decrease was primarily related to a decrease in gain on sales of loans of $1.8 million, a decrease in the gain on sales of securities of $190,000, a decrease in other income of $375,000 and a decrease in insurance and securities sales commissions of $388,000 for the nine months ended June 30, 2014, from the nine months ended June 30, 2013.  These decreases were offset by an increase in servicing fee income of $179,000 for the nine months ended June 30, 2014, from the nine months ended June 30, 2013. The decrease in gain on sales of loans resulted from significantly reduced demand for fixed rate mortgages during the period.  The decrease in the gain on sales of securities resulted as we curtailed our program of managing the balance sheet to maintain capital ratios as our conversion to stock was completed in the 2013 fiscal year. The decrease in insurance and securities sales commissions resulted from the Bank's restructuring of its business line to improve profits. The decrease in other income resulted from a reduction in loan application fees for the period. The increase in servicing fee income resulted from the partial recovery of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates.

Non-Interest Expense.  Non-interest expense increased $1.7 million, or 9.6%, to $19.5 million for the nine months ended June 30, 2014, from $17.8 million for the nine months ended June 30, 2013. The increase was primarily caused by a charge of $2.2 million to reduce the carrying value of real estate held for sale to fair value, $619,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements) and an increase of $234,000 in salaries, employment benefits, and commissions expense. The charges to real estate held for sale and for branch realignment relate to our decision to close two underperforming branch offices and to sell our West Bend home loan center due to changes in our mortgage lending business. The increase in compensation expense resulted primarily from the one-time reversal of a deferred compensation accrual of $350,000 which increased salaries, employment benefits, and commissions expense during the nine months ended June 30, 2013.

Provision for Income Taxes.  Income tax benefit was $1.3 million for the nine months ended June 30, 2014, compared to expense of $229,000 for the nine months ended June 30, 2013.  The effective tax rate as a percent of pre-tax income was 43.0% and 24.1% for the nine months ended June 30, 2014 and 2013, respectively. The effective tax rate increased for the six months ended June 30, 2014 because tax exempt income increases the effective rate when the Company reports a pretax loss.

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

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$363,243	$3,988	4.39%	$347,238	$4,247	4.89%
Securities	101,169	484	1.91	78,184	357	1.83
Fed funds sold and other interest-earning deposits	18,134	30	0.66	45,416	30	0.26
Total interest-earning assets	482,546	4,502	3.73%	470,838	4,634	3.94%
Noninterest-earning assets	66,637			110,168
Total assets	$549,183			$581,006

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$20,703	—	—%	$19,652	$—	—%

Checking accounts	191,007	109	0.23	236,677	$129	0.22
Passbook and statement savings	123,195	42	0.14	93,642	54	0.23
Variable rate money market	23,625	9	0.15	25,624	10	0.16
Certificates of deposit	90,844	233	1.03	95,129	295	1.24
Total interest bearing deposits	428,671	393	0.37	451,072	488	0.43
Total deposits	449,374	393	0.35	470,724	488	0.41

FHLB advances	2,571	1	0.16	—	—	—
Notes payable	—	—	—	969	2	0.83
Total deposits and interest-bearing liabilities	451,945	394	0.35%	471,693	490	0.42%

Other liabilities	6,990			18,430
Total liabilities	458,935			490,123
Stockholders' equity	90,248			90,883
Total liabilities and stockholders' equity	$549,183			$581,006

Net interest income		$4,108			$4,144
Net interest rate spread			3.38%			3.52%
Net interest-earning assets	$30,601			$(855)
Net interest margin			3.41%			3.52%
Average of interest-earning assets to interest-bearing liabilities			106.77%			99.82%

	For the Nine Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$353,185	$11,915	4.50%	$360,646	$13,307	4.92%
Securities	102,420	1,489	1.94	65,044	991	2.03
Fed funds sold and other interest-earning deposits	20,371	96	0.63	25,272	68	0.36
Total interest-earning assets	475,976	13,500	3.78%	450,962	14,366	4.25%
Noninterest-earning assets	71,208			94,270
Total assets	$547,184			$545,232

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$20,321	—	—%	$20,521	$—	—%

Checking accounts	191,669	329	0.23	233,008	$412	0.24
Passbook and statement savings	120,435	129	0.14	95,512	181	0.25
Variable rate money market	25,040	32	0.17	20,499	39	0.25
Certificates of deposit	89,164	725	1.08	100,492	991	1.31
Total interest bearing deposits	426,308	1,215	0.38	449,511	1,623	0.48
Total deposits	446,629	1,215	0.36	470,032	1,623	0.46

FHLB advances	2,325	2	0.11	—	—	—
Notes payable	—	—	—	1,159	46	5.29
Total deposits and interest-bearing liabilities	448,954	1,217	0.36%	471,191	1,669	0.47%

Other liabilities	7,442			12,746
Total liabilities	456,396			483,937
Stockholders' equity	90,788			61,295
Total liabilities and stockholders' equity	$547,184			$545,232

Net interest income		$12,283			$12,697
Net interest rate spread			3.42%			3.78%
Net interest-earning assets	$27,022			$(20,229)
Net interest margin			3.44%			3.75%
Average of interest-earning assets to interest-bearing liabilities			106.02%			95.71%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $(0.9) million and $6.9 million for the nine months ended June 30, 2014 and June 30, 2013, respectively.  Net cash provided by (used in) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $(34.8) million and $3.0 million for the nine months ended June 30, 2014 and June 30, 2013, respectively.  During the nine months ended June 30, 2014, we purchased $17.7 million and sold $16.1 million in securities held as available-for-sale, and during the nine months ended June 30, 2013, we purchased $57.3 million and sold $11.6 million in securities held as available-for-sale.  Net cash provided by financing activities was $16.9 million and $24.9 million for the nine months ended June 30, 2014 and June 30, 2013, respectively and consisted of increases (decreases) in deposit accounts and the proceeds from issuance of stock in April 2013.

At June 30, 2014, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $60.7 million, or 11.38% of adjusted total assets, which is above the required level of $21.3 million, or 4.00%; and total risk-based capital of $64.7 million, or 17.20% of risk-weighted assets, which is above the required level of $30.1 million, or 8.00%.  Accordingly, Westbury Bank was categorized as well capitalized at June 30, 2014.

At June 30, 2014, we had outstanding commitments to originate loans of $1.1 million, unused commercial and home equity lines of credit of $58.8 million and stand-by letters of credit of $314,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2014 totaled $44.7 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or the proceeds from our recent stock offering or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Counsel is unable to give an opinion as to the likely outcome.  Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

The table below sets forth Westbury Bancorp's common stock repurchases during the three months ended June 30, 2014.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - April 30, 2014	—	$—	—	—
May 1 - May 31, 2014	4,400	14.24	4,400	245,600
June 1 - June 30, 2014	100,635	15.09	100,635	144,965
Total	105,035	$15.05	105,035

On May 12, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock, representing 4.9% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of June 30, 2014, 105,035 shares had been purchased.

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

Date: August 6, 2014

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to The Unaudited Consolidated Financial Statements**

_______________________________________

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594).

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