Form 10-K
period 2014-09-30
Westbury Bancorp, Inc.
filed 2014-12-09
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 9, 2014, there were 5,021,636 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 31, 2014 was $66.9 million.

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under current economic conditions;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•
significant increases in our loan losses, including as a result of our inability to resolve classified assets, and changes in management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial business, commercial real estate and multifamily lending;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to maintain or improve our asset quality even as we increase our non-residential lending;

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

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

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

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	risks and costs associated with operating as a publicly traded company;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	the availability, effectiveness and security of our information technology systems; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.
General
Westbury Bancorp, Inc.
Westbury Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland on August 10, 2012 and became the savings and loan holding company for Westbury Bank (the “Bank”) following the consummation of the mutual-to-stock conversion of WBSB Bancorp, MHC, the Bank’s former mutual holding company, which was completed on April 9, 2013. The sole business of the Company is its ownership of the Bank. At September 30, 2014, we had total assets of $568.7 million, net loans of $416.9 million, total deposits of $454.9 million and stockholders' equity of $86.5 million.
Westbury Bank
Westbury Bank is a federally-chartered savings bank headquartered in West Bend, Wisconsin. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multifamily real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals as a result of changes in interest rates than certificates of deposit, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2014, approximately 78.8% of our deposits were transaction accounts, which we attribute to successful branding initiatives. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
Market Area
We conduct business through our main office located in West Bend, Wisconsin, and eight branch offices in West Bend, Brookfield, Germantown, Hartford, Jackson, Kewaskum, Colgate and Slinger, Wisconsin. We also operate one free-standing ATM in West Bend, Wisconsin at a location other than our branches. Our main office and seven of our branches and our one free-standing ATM are located in Washington County while our Brookfield branch is located in Waukesha County. West Bend, Wisconsin is located in southeastern Wisconsin on the Highway 45 corridor, approximately 40 miles northwest of downtown Milwaukee, Wisconsin, and approximately 75 miles northeast of Madison, Wisconsin.
Our primary market area consists of Washington and Waukesha Counties, Wisconsin. Although our current operations are not focused in Milwaukee County, we are affected by conditions in Milwaukee County because our loan portfolio includes loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County. Our primary market area includes small towns and rural communities, as well as the west and northwest suburbs of Milwaukee.
Lending Activities
Our principal lending activity is originating one- to four-family residential real estate loans, commercial real estate loans, commercial business loans, multifamily loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. We also have a modest portfolio of education loans, although we no longer originate education loans. In recent years, we have increased and, subject to market conditions and our asset-liability management analysis, expect to continue to increase our focus on commercial business, commercial real estate and multifamily lending, in an effort to maintain diversity in our overall loan portfolio and increase the overall yield earned on our loans. We also sell, in the secondary market, a significant portion of the longer-term (20 to 30 year) fixed-rate residential mortgage loans that we originate, on both a servicing-retained and servicing-released, non-recourse basis, while retaining shorter-term (10 to 15 year) fixed-rate residential mortgage loans and adjustable rate residential mortgage loans, in order to manage the maturity and time to repricing of our loan portfolio. We also originate FHA and VA loans for sale on a servicing-released basis.
Change in Fiscal Year
In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative data, in certain tables, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the years ended September 30, 2014 and 2013 and the nine months ended September 30, 2012.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$135,337	32.13%	$132,496	38.16%	$153,090	40.01%
Multifamily	76,396	18.14	47,178	13.59	38,491	10.06
Commercial	135,121	32.08	112,237	32.33	132,782	34.70
Construction and land	16,362	3.88	10,629	3.06	8,975	2.35
Total real estate	363,216	86.23	302,540	87.14	333,338	87.12
Commercial business loans	37,675	8.95	25,003	7.20	22,938	6.00
Consumer loans:
Home equity lines of credit	14,275	3.39	13,652	3.93	19,356	5.06
Education	4,694	1.11	5,189	1.49	5,709	1.49
Automobile	327	0.08	405	0.12	1,004	0.26
Other consumer loans	994	0.24	393	0.12	251	0.07
Total consumer loans	20,290	4.82	19,639	5.66	26,320	6.88
Total loans	$421,181	100.00%	$347,182	100.00%	$382,596	100.00%
Net deferred loan costs	235		136		7
Allowance for loan losses	4,072		4,266		6,690
Total loans, net	$416,874		$342,780		$375,899

	At December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$167,013	41.38%	$174,276	39.44%
Multifamily	40,806	10.11	40,206	9.10
Commercial	132,252	32.77	135,902	30.76
Construction and land	11,653	2.89	32,192	7.29
Total real estate	351,724	87.15	382,576	86.59
Commercial business loans	23,383	5.79	29,594	6.70
Consumer loans:
Home equity lines of credit	19,934	4.94	19,895	4.50
Education	6,618	1.64	7,343	1.66
Automobile	1,343	0.34	1,589	0.36
Other consumer loans	572	0.14	831	0.19
Total consumer	28,467	7.06	29,658	6.71
Total loans	$403,574	100.00%	$441,828	100.00%
Net deferred loan costs	19		25
Allowance for loan losses	7,116		4,983
Total loans, net	$396,439		$436,820

(1)
Excludes one- to four-family mortgage loans held for sale of $326,000, $1.0 million, $3.0 million, $3.6 million and $4.3 million, respectively, at September 30, 2014, 2013, and 2012 and December 31, 2011 and 2010.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at September 30, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family	Multifamily	Commercial Real Estate	Construction and Land	Commercial
	(In thousands)
Due During the Year Ending September 30
2015	$959	$1,856	$23,427	$624	$17,879
2016	1,427	2,582	19,372	674	4,803
2017	1,357	12,044	11,889	1,053	1,528
2018 to 2019	3,714	25,901	53,477	4,659	10,156
2020 to 2024	21,059	32,015	22,049	2,386	3,309
2025 to 2029	12,410	192	2,719	1,111	—
2030 and beyond	94,411	1,806	2,188	5,855	—

Total	$135,337	$76,396	$135,121	$16,362	$37,675

	Home Equity Lines of Credit	Education	Automobile	Other	Total
	(In thousands)
Due During the Year Ending September 30
2015	$9,220	$163	$29	$121	$54,278
2016	724	47	104	5	29,738
2017	4,227	92	95	46	32,331
2018 to 2019	—	351	99	—	98,357
2020 to 2024	46	2,655	—	—	83,519
2025 to 2029	58	971	—	—	17,461
2030 and beyond	—	415	—	822	105,497

Total	$14,275	$4,694	$327	$994	$421,181

The following table sets forth our fixed- and adjustable-rate loans at September 30, 2014 that are due after September 30, 2015.

	Due After September 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$35,462	$98,916	$134,378
Multifamily	72,170	2,370	74,540
Commercial	105,916	5,778	111,694
Construction and land	8,838	6,900	15,738
Total real estate loans	222,386	113,964	336,350
Commercial business loans	15,742	4,054	19,796
Consumer loans:
Home equity lines of credit	125	4,930	5,055
Education	4,531	—	4,531
Automobile	298	—	298
Other consumer loans	23	850	873
Total consumer loans	4,977	5,780	10,757
Total loans	$243,105	$123,798	$366,903
Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Westbury Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At September 30, 2014, our largest credit relationship totaled $7.9 million and was secured by corporate assets including corporate owned life insurance. At September 30, 2014, this loan was performing in accordance with its terms. Our second largest relationship at this date was a $7.4 million loan secured by a retail shopping center in our market area. At September 30, 2014, this loan was performing in accordance with its terms.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to gather information to allow us to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.
Generally, we require title insurance on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance if the property is determined to be in a flood zone area.
Individual officers and employees do not have approval authority with respect to residential real estate loans. We use the Desktop Underwriter™ system for residential real estate loans, and any loans that are not approved under this system, and loans in excess of the current Fannie Mae eligibility guidelines, may only be approved by our management loan committee, which consists of our Chief Financial Officer, our Senior Vice President of Secondary Market and Retail Lending, and the vice presidents in charge of underwriting, appraisals and collections. Our Senior Vice President of Lending, our Chief Credit Officer and our Chief Financial Officer each have approval authority of up to $500,000 for commercial business, commercial real estate and multifamily lending relationships and up to $3,000 for unsecured consumer loans. Our other lending personnel have approval authority of lesser amounts, up to a maximum of $250,000, depending on each person’s lending experience and the results of credit review of loans that they have approved over a period of time.

In addition, any two persons, one of whom reports directly to the other, may approve commercial business, commercial real estate and multifamily lending relationships up to the aggregate of their individual lending authorities. Our Senior Vice President of Lending, our Chief Credit Officer and our Chief Financial Officer may, together, approve a commercial business, commercial real estate or multifamily lending relationship up to $1,000,000. Aggregate credit exposure to one borrower in excess of $1,000,000 must be approved by the directors’ loan committee, which consists of at least three independent directors. Our Chief Executive Officer, our Chief Financial Officer, our Chief Credit Officer, our Senior Vice President of Lending and our Senior Vice President of Secondary Market and Retail Lending participate in directors’ loan committee meetings, but are not voting members of the committee. Approval of the directors’ loan committee requires the approval of all of the independent directors serving on the committee.
One- to Four-Family Residential Real Estate Lending. The focus of our lending program was historically the origination of one- to four-family residential real estate loans. At September 30, 2014, we had $135.3 million of loans secured by one- to four-family real estate, representing 32.1% of our total loan portfolio. In addition, at September 30, 2014, we had $326,000 of residential mortgages held for sale. We originate fixed-rate and adjustable-rate residential mortgage loans and home equity loans. At September 30, 2014, 26.4% of our one- to four-family residential real estate loans due after 2015 were fixed-rate loans, and 73.6% of such loans were adjustable-rate loans.
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Freddie Mac, which as of September 30, 2014 was generally $417,000 for single-family homes in our market area. Substantially all of our home equity loans are adjustable-rate loans, and are originated in accordance with the same standards as one- to four-family residential loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.
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
Although adjustable-rate mortgage loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on our adjustable-rate loans may not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
We offer one- to four-family residential real estate loans, secured by non-owner occupied properties, exclusively for sale on a servicing-released, non-recourse basis. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

Home equity loans have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral. We do not extend home equity loans unless the combined loan-to-value ratio of the first mortgage and the home equity loan is 80% or less, except in cases where the borrower has a credit score greater than 700 where we may accept a loan-to-value ratio of 90% with a higher interest rate charged to the borrower commensurate with the higher risk.
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). Until April 2012, we offered an interest-only home equity loan product with a term of five years and a balloon payment, but have since discontinued this product. We have approximately $2.7 million of these loans as of September 30, 2014, with an additional $2.1 million in unused commitments for these loans. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
We may sell a certain amount of the loans we originate into the secondary market. During the years ended September 30, 2014 and September 30, 2013, we sold $13.3 million and $93.7 million of residential mortgage loans, respectively. At September 30, 2014, we serviced a portfolio of $204.9 million of residential mortgage loans that we had originated and sold.
Commercial Real Estate and Multi-Family Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate and multifamily loans, with a target loan size of $2.0 million to $8.0 million. At September 30, 2014, we had $211.5 million in commercial real estate and multifamily loans, representing 50.2% of our total loan portfolio compared to $159.4 million, or 45.9% of our total loan portfolio at September 30, 2013. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate and multifamily lending in our market area.
Our fixed-rate commercial real estate and multifamily loans generally have initial terms of three to five years and amortization terms of 10-20 years for commercial real estate loans and 15-25 years for multifamily loans, with a balloon payment at the end of the initial term. Our adjustable rate commercial real estate and multifamily loans generally have initial terms of three to five years and a re-pricing option. The maximum loan-to-value ratio of our commercial real estate loans and multifamily loans is generally 75% and 80%, respectively, of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by retail, industrial, warehouse, service, medical or other commercial properties, and our multifamily loans are typically secured by apartment buildings.

Set forth below is information regarding our commercial real estate and multifamily loans, by industry, at September 30, 2014.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Multifamily	76	$76,396
Commercial real estate development and rental	96	66,813
Owner-occupied real estate:
Retail trade	42	42,841
Other services	17	11,444
Manufacturing	12	3,851
Construction	5	2,852
Health care and social	6	2,829
Transportation and warehousing	2	1,644
Other miscellaneous	4	1,504
Accommodation and food	6	1,343
Total	266	$211,517

At September 30, 2014, the average loan balance of our outstanding commercial real estate and multifamily loans was $795,000, and the largest of such loans was a $7.4 million loan secured by a retail shopping center in our market area. This loan was performing in accordance with its original terms at September 30, 2014.
We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service coverage ratio of at least 1.20x for commercial real estate loans and 1.15x for multifamily loans. All commercial real estate and multifamily loans are appraised by outside independent appraisers approved by the Board of Directors. We also have an independent third party review of each appraisal, and conduct an internal valuation of any commercial real estate or multifamily property. We generally extend credit based upon the lowest valuation of the three methods.
Personal guarantees are generally obtained from the principals of commercial real estate and multifamily loans, although this requirement may be waived depending upon the loan-to-value ratio and the debt service ratio associated with the loan. We require borrowers to carry property and casualty insurance, and flood insurance if the property is determined to be in a flood zone area. In addition, all purchase-money and refinance borrowers are required to obtain title insurance.
Commercial and multifamily real estate loans entail greater credit risks compared to one- to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multifamily real estate than residential properties.

Commercial Business Lending. At September 30, 2014, we had $37.7 million of commercial business loans, representing 8.9% of our total loan portfolio. Our commercial business loans are generally term loans with terms of one to five years, and are generally made to businesses with between $2.0 million and $10.0 million in revenues operating in our market area for purchasing equipment, property improvements, business expansion or working capital, with a target loan size of $1.0 million to $2.0 million. Our commercial business loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial business loan is secured by equipment, we fix the maturity of a term loan to correspond to 80% of the useful life of equipment purchased or seven years, whichever is less. We also offer regular lines of credit and revolving lines of credit with terms of up to 12 months to finance short-term working capital needs such as accounts payable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or, in very limited circumstances, unsecured. We generally obtain personal guarantees with commercial business loans.
We also offer commercial business loans utilizing the Small Business Administration’s ("SBA") various programs.  The loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. During the year ended September 30, 2014, the Bank was granted Preferred Lender Status by the SBA. During the year ended September 30, 2014, we originated SBA guaranteed commercial business loans totaling $361,000.
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
The table below sets forth information regarding our commercial business loans at September 30, 2014.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Manufacturing	32	$23,348
Wholesale trade	13	5,562
Finance and insurance	9	2,889
Construction	18	2,239
Retail trade	12	1,535
Real estate, rental and leasing	10	1,126
Other services	22	931
Miscellaneous	2	45
Total	118	$37,675

At September 30, 2014, the average loan balance of our outstanding commercial business loans was $319,000, and the largest outstanding balance of such loans was a $7.9 million loan secured by corporate assets including corporate owned life insurance. This loan was performing in accordance with its original terms at September 30, 2014.
We believe that commercial business loans will provide growth opportunities for us, and we expect to continue to increase, subject to our underwriting standards and market conditions, this business line in the future.

We have recently hired seasoned commercial business and SBA lenders, which has increased our outstanding commercial loan balances and our pipeline of commercial business loan commitments.
Construction and Land Lending. At September 30, 2014, we had $16.4 million, or 3.9% of our total loan portfolio, in construction and land loans. Of these, $8.7 million were loans on vacant land held for development by individuals for their primary residences, $6.8 million were commercial construction and land development loans, and $797,000 were loans for the construction by individuals of their primary residences. All $8.7 million of loans on vacant land were fully amortizing loans, with the borrower obligated to pay principal and interest. At September 30, 2014, our largest construction and land loan was a $2.9 million loan secured by a multifamily project in our market area. This loan was performing in accordance with its original terms at September 30, 2014.
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
Our commercial and multifamily construction loans generally have initial terms of 6-12 months, during which the borrower pays interest only. Upon completion of construction, these loans convert to permanent loans. Our commercial and multifamily construction loans have rates and terms comparable to commercial real estate and multifamily loans that we originate. The maximum loan-to-value of our commercial and multifamily construction loans is 75% and 80%, respectively, of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and ranges from 40% to 75% for commercial construction and 40% to 80% for multifamily construction depending on the collateral and the purpose of the improvements upon completion of construction. Commercial and multifamily construction loans are generally underwritten pursuant to the same guidelines used for originating permanent commercial real estate and multifamily loans.
To a lesser extent, we will make loans for the construction and development of one- to four-family residential lots in our market area. Generally, no more than two such loans may be outstanding to one borrower at any time. These loans are originated pursuant to the same standards as, and generally have terms similar to, commercial and multifamily construction loans. We generally obtain personal guarantees for these loans.
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

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at September 30, 2014, all of which are secured by properties located in our market area.

	Number of Loans	Balance
		(Dollars in thousands)
One- to four-family construction	10	$797
Multifamily construction	1	2,915
Commercial construction	5	3,921
Land	92	8,729
Total	108	$16,362

Consumer Lending. At September 30, 2014, we had $20.3 million, or 4.8% of our loan portfolio, in consumer loans, including $14.3 million in home equity lines of credit, $4.7 million in education loans and $1.3 million in other consumer loans.
Home Equity Lines of Credit. At September 30, 2014, we had $14.3 million, or 3.4% of our loan portfolio, in home equity lines of credit. Our home equity lines of credit are secured by residential property, and generally have no set maturity. We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the line of credit is less than 80%. We offer fixed and variable rate home equity lines of credit, with variable rate home equity lines of credit bearing interest rates based upon the prime rate, subject to maximum rates.
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
At September 30, 2014, the average loan balance of our outstanding home equity lines of credit was $25,000. The largest outstanding balance of any such loan was $3.2 million. This loan was performing in accordance with its original terms at September 30, 2014. The borrower is a local commercial real estate loan customer; however, the residential property securing this loan is located out of our market area. Approximately 60% of our home equity lines of credit are secured by property where we also hold the first mortgage.
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

Originations, Purchases and Sales of Loans
We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers and service providers, such as real estate brokers, builders and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures.
We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold a portion of the fixed-rate, one- to four-family residential real estate loans that we originated for sale to Fannie Mae on a servicing-retained basis. We are also approved to sell to the Federal Home Loan Bank of Chicago and Freddie Mac but have not sold to them in recent years. We also originate residential mortgage loans for sale on a servicing-released basis where the interest rates available are more advantageous to our customer than those available from Fannie Mae or the customer requires other terms that we are not prepared to offer on a servicing-retained basis or in our loan portfolio. In addition, all FHA and VA loans and one- to four-family residential loans secured by non-owner-occupied properties are originated for sale in the secondary market on a servicing-released basis. Otherwise, we consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended September 30, 2014, we sold $133,000 of mortgage loans on a servicing-retained basis and $13.2 million of mortgage loans on a servicing-released basis and for the year ended September 30, 2013, we sold $50.1 million of mortgage loans on a servicing-retained basis and $43.6 million of mortgage loans on a servicing-released basis. At September 30, 2014, we serviced $204.9 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.
From time to time, we may purchase commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We generally only purchase loan participations from banks with which we have an ongoing relationship and which purchase loan participations from us in return. We held $9.2 million of loan participations purchased in our loan portfolio and serviced $10.7 million of loan participations sold at September 30, 2014.
Delinquencies and Non-Performing Assets
Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that a late notice be sent when a loan is 15 days past due. Once the loan is considered in default, generally at 30 days past due, a letter is sent to the borrower explaining that the entire balance of the loan is due and payable, and additional efforts are made to contact the borrower. A demand letter is mailed at 60 days past due giving the borrower 30 days to bring the account current. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. We attempt to work with our borrowers to establish a repayment schedule that will cure the delinquency in a timely manner based on full financial review.
When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Estimated fair value is based on a new appraisal which is obtained as soon as practicable, typically after the foreclosure process is completed. Subsequent decreases in the value of the property are charged to operations. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized up to the estimated fair value less estimated costs to sell.

Delinquent consumer loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including consumer protection. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.
Delinquent commercial business, commercial real estate, construction and multifamily loans are initially handled by the loan officer responsible for the origination of the loan. Our collections department works with the loan officer to ensure that the necessary steps are taken to collect on delinquent loans, including the mailing of delinquency notices. A collection officer takes over any delinquent loan once the loan is 30 days past due, and that collection officer handles any additional collection procedures, including letters from our attorneys. If we cannot reach an acceptable workout of a delinquent commercial business, commercial real estate, construction or multifamily loan between 30 and 60 days of the due date of the first missed payment, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.
Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for longer amortization schedules (up to 40 years), or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At September 30, 2014, we had eight loans totaling $3.7 million that were classified as troubled debt restructuring. Of these, one loan totaling $195,000 was included in our non-accrual loans at such date because it had been performing in accordance with its modified terms for less than six months since the date of restructuring.
Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2014:
Real estate loans:
One- to four-family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial	1	178	1	163	2	196	4	537
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Automobile	—	—	—	—	1	2	1	2
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

At September 30, 2013:
Real estate loans:
One- to four-family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	4	5,485	2	1,069	6	6,554
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	6	64	3	26	14	108	23	198
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	12	182	8	117	24	378	44	677
Total	18	$615	23	$7,173	47	$4,527	88	$12,315

At September 30, 2012:
Real estate loans:
One- to four-family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

At December 31, 2011:
Real estate loans:
One- to four-family	25	$2,468	10	$848	34	$4,466	69	$7,782
Multi-family	—	—	1	360	4	2,057	5	2,417
Commercial	5	3,407	3	328	10	1,373	18	5,108
Construction and land	1	56	—	—	1	178	2	234
Total real estate	31	5,931	14	1,536	49	8,074	94	15,541
Commercial business loans	5	1,309	1	350	2	12	8	1,671
Consumer loans:
Home equity lines of credit	7	349	1	42	7	431	15	822
Education	9	51	4	17	21	186	34	254
Automobile	4	15	—	—	—	—	4	15
Other consumer loans	1	3	1	1	17	343	19	347
Total consumer loans	21	418	6	60	45	960	72	1,438
Total	57	$7,658	21	$1,946	96	$9,046	174	$18,650

At December 31, 2010:
Real estate loans:
One- to four-family	60	$6,187	23	$2,054	62	$6,532	145	$14,773
Multi-family	—	—	—	—	3	9,238	3	9,238
Commercial	15	1,630	17	1,887	29	5,875	61	9,392
Construction and land	6	495	2	926	—	—	8	1,421
Total real estate	81	8,312	42	4,867	94	21,645	217	34,824
Commercial business loans	7	652	4	227	8	349	19	1,228
Consumer loans:
Home equity lines of credit	5	253	1	37	3	356	9	646
Education	12	116	4	74	23	160	39	350
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	3	16	1	1	26	395	30	412
Total consumer loans	20	385	6	112	52	911	78	1,408
Total	108	$9,349	52	$5,206	154	$22,905	314	$37,460

The general decrease in delinquent loans at September 30, 2014 is attributed to our ongoing efforts to improve credit quality and the overall improvement in economic conditions over the past year. Specifically, commercial real estate delinquencies decreased as a relationship of $5.3 million that was 60-89 days past due as of September 30, 2013 was paid in full in October 2013 and a $1.1 million loan secured by a commercial recreation property was transferred to foreclosed real estate during the year.

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

On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,			At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Classified Loans:
Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard – performing:
Real estate loans:
One- to four-family	1,239	623	1,485	36	1,266
Multi-family	160	173	546	—	—
Commercial	1,477	738	8,610	3,525	1,886
Construction and land	5	—	448	282	863
Total real estate loans	2,881	1,534	11,089	3,843	4,015
Commercial business loans	82	5	953	551	1,711
Consumer loans:
Home equity lines of credit	58	61	407	—	37
Other consumer loans	—	—	—	—	—
Total consumer loans	58	61	407	—	37
Total substandard – performing	3,021	1,600	12,449	4,394	5,763

Substandard – Nonperforming:
Real estate loans:
One- to four-family	596	3,903	4,268	5,162	6,321
Multi-family	—	2,638	2,789	3,392	9,238
Commercial	350	1,284	2,376	4,267	7,190
Construction and land	—	191	108	178	—
Total real estate loans	946	8,016	9,541	12,999	22,749
Commercial business loans	22	—	—	626	713
Consumer loans:
Home equity lines of credit	129	285	310	431	356
Other consumer loans	2	3	45	343	378
Total consumer loans	131	288	355	774	734
Total substandard – nonperforming	1,099	8,304	9,896	14,399	24,196

Total classified loans(1)	4,120	9,904	22,345	18,793	29,959

Securities(2)	—	—	230	483	—
Foreclosed real estate	2,355	1,690	2,728	4,300	5,289

Total classified assets	$6,475	$11,594	$25,303	$23,576	$35,248

Special mention:
Real estate loans:
One- to four-family	$118	$121	$806	$1,080	$364
Multi-family	445	—	—	3,373	1,310
Commercial	858	2,549	1,795	4,297	7,769
Construction and land	—	—	177	439	341
Total real estate loans	1,421	2,670	2,778	9,189	9,784
Commercial business loans	—	928	780	120	1,789
Consumer loans:
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer loans	—	—	—	—
Total special mention	1,421	3,598	3,558	9,309	11,573

Total classified assets and special mention loans	$7,896	$15,192	$28,861	$32,885	$46,821

(1)
Includes $727,000, $2.2 million, $3.7 million, $4.4 million and $6.2 million respectively, at September 30, 2014, September 30, 2013, September 30, 2012, December 31, 2011 and December 31, 2010 of homogenous one- to four-family real estate mortgage loans, home equity lines of credit and other consumer loans that were not, at those dates, subject to detailed internal evaluation or formally risk-rated by the Bank, but that were, at such dates, 90 or more days past due and not covered by private mortgage insurance, and, in accordance with internal policy, are included herein as substandard because the loans are non-performing.

(2)	Represents municipal bonds classified as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2013 to September 30, 2014 was primarily due to our ongoing efforts to improve credit quality and resolve problem credits in a timely, cost-effective manner. The decrease in substandard non-performing loans is primarily the result of the upgrade of a $2.6 million multifamily loan to watch, the transfer of a $1.1 million commercial real estate loan to foreclosed real estate and the payoff of several other commercial real estate loans, primarily through refinancing at another financial institution. The increase in foreclosed real estate is the result of loans transferred to foreclosed properties of $3.1 million for the year ended September 30, 2014, offset primarily by sales of $1.9 million of properties for the year ended September 30, 2014.
Non-Performing Assets. Non-performing assets decreased to $3.8 million, or 0.67% of total assets, at September 30, 2014 from $10.4 million, or 1.92% of total assets, at September 30, 2013. General economic conditions, including the profitability of commercial enterprises, declines in real estate values and excess inventory in housing markets, were the primary cause of elevated levels of delinquencies and foreclosures in our real estate loan portfolio through 2011. Improvement in economic and market conditions since 2011 and our enhanced efforts focused on loan collection and problem loan resolution have led to improvements in delinquencies and foreclosed assets. At September 30, 2014, $495,000, or 34.6%, of total nonaccrual loans were current on their loan payments.
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

	At September 30,			At December 31,
	2014	2013	2012	2011	2010
		(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$791	$4,207	$4,610	$5,318	$7,018
Multi family	—	2,638	2,789	3,392	9,238
Commercial	350	1,283	2,376	4,267	7,190
Construction and land	—	192	108	178	—
Total real estate	1,141	8,320	9,883	13,155	23,446
Commercial business loans	22	—	—	626	783
Consumer loans:
Home equity lines of credit	145	285	310	431	356
Education	120	134	199	203	234
Automobile	2	4	3	13	—
Other consumer loans	—	—	42	330	395
Total consumer loans	267	423	554	977	985
Total nonaccrual loans(1)	1,430	8,743	10,437	14,758	25,214

Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	—
Education	—	—	—	—	—
Automobile	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total delinquent loans accruing	—	—	—	—	—

Total non-performing loans	1,430	8,743	10,437	14,758	25,214

Foreclosed assets:
One- to four-family	653	427	591	2,133	2,511
Multi-family	458	551	410	559	1,580
Commercial real estate	1,149	448	684	1,163	541
Construction and land	95	264	1,043	445	657
Commercial assets	—	—	—	—	—
Consumer	—	—	—	—	—
Total foreclosed assets	2,355	1,690	2,728	4,300	5,289

Total nonperforming assets	$3,785	$10,433	$13,165	$19,058	$30,503

Performing troubled debt restructurings	$3,507	$3,166	$6,302	$8,900	$6,148

Ratios:
Nonperforming loans to total loans	0.34%	2.52%	2.73%	3.66%	5.71%
Nonperforming assets to total assets	0.67%	1.92%	2.50%	3.29%	4.88%
Nonperforming assets and troubled debt restructurings to total assets	1.28%	2.50%	3.70%	4.83%	5.86%

(1)
Includes $195,000, $5.4 million, $1.3 million, $1.0 million and $4.7 million, respectively, of troubled debt restructurings that were on non-accrual status at September 30, 2014, 2013 and 2012, December 31, 2011 and December 31, 2010.

Interest income that would have been recorded for the years ended September 30, 2014 and 2013 had non-accruing loans been current according to their original terms amounted to $78,000 and $389,000, respectively. Interest of approximately $13,000 and $241,000 related to these loans was included in interest income for the years ended September 30, 2014 and 2013, respectively.
Non-performing one- to four-family residential real estate loans totaled $791,000 at September 30, 2014 and consisted of eight loans, of which the largest totaled $195,000. Non-performing commercial real estate loans totaled $350,000 at September 30, 2014 and consisted of three loans, of which the largest totaled $164,000. Other non-performing loans totaled $289,000 at September 30, 2014.
Foreclosed real estate totaled $2.4 million at September 30, 2014, including $1.1 million of commercial real estate properties, $653,000 of one- to four-family residential properties, $458,000 of multifamily properties and $95,000 of construction and land properties.
At September 30, 2014, our five largest non-performing loan relationships were a residential real estate loan totaling $195,000 secured by a personal residence, a commercial real estate loan of $164,000 secured by owner-occupied commercial real estate, a multifamily real estate loan of $154,000 secured by an apartment building, a residential real estate loan of $146,000 secured by a personal residence, and a residential real estate loan of $99,000 secured by a personal residence.
Other Loans of Concern. There were no other loans at September 30, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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
Specific Allowances for Identified Problem Loans. We establish a specific allowance when a loan is determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.
General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current economic environment.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended September 30,			For the Nine Months Ended September 30, 2012	For the Years Ended December 31,
	2014	2013	2012		2011	2010
	Audited	Audited	Unaudited	Audited	Audited	Audited
	(Dollars in thousands)

Balance at beginning of period	$4,266	$6,690	$7,212	$7,116	$4,983	$4,485

Charge-offs:
Real estate loans:
One- to four-family	(870)	(1,922)	(1,161)	(803)	(1,133)	(624)
Multi-family	—	—	(1,521)	(435)	(1,177)	(22)
Commercial	(254)	(1,603)	(2,443)	(1,399)	(1,385)	(1,815)
Construction and land	—	(198)	(482)	(482)	—	(4)
Total real estate	(1,124)	(3,723)	(5,607)	(3,119)	(3,695)	(2,465)
Commercial business loans	(159)	(125)	(1,144)	(398)	(1,802)	(303)
Consumer loans:
Home equity lines of credit	(5)	(118)	(281)	(153)	(128)	—
Education	—	—	—	—	—	—
Automobile	(1)	(7)	(9)	(9)	—	(1)
Other consumer loans	(47)	(2)	(19)	(1)	(21)	(1)
Total consumer loans	(53)	(127)	(309)	(163)	(149)	(2)
Total charge-offs	(1,336)	(3,975)	(7,060)	(3,680)	(5,646)	(2,770)

Recoveries:
Real estate loans:
One- to four-family	161	81	19	3	17	156
Multi-family	4	1	40	—	131	—
Commercial	35	20	161	91	73	40
Construction and land	10	—	—	—	—	—
Total real estate	210	102	220	94	221	196
Commercial business loans	43	56	55	50	13	13
Consumer loans:
Home equity lines of credit	—	11	87	87	—	—
Education	—	—	—	—	—	—
Automobile	1	2	1	1	—	—
Other consumer loans	338	—	3	3	12	2
Total consumer loans	339	13	91	91	12	2
Total recoveries	592	171	366	235	246	211

Net charge-offs	(744)	(3,804)	(6,694)	(3,445)	(5,400)	(2,559)
Provision for loan losses	550	1,380	6,172	3,019	7,533	3,057

Balance at end of period	$4,072	$4,266	6,690	$6,690	$7,116	$4,983

Ratios:
Net charge-offs to average loans outstanding	0.20%	1.05%	1.71%	1.16%	1.28%	0.55%
Allowance for loan losses to nonperforming loans at end of period	284.76%	48.80%	64.10%	64.10%	48.22%	19.76%
Allowance for loan losses to total loans at end of period	0.97%	1.23%	1.75%	1.75%	1.76%	1.13%

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

	At September 30, 2014				At September 30, 2013
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,072	26.33%	$135,337	32.13%	$1,873	43.90%	$132,496	38.16%
Multi-family	757	18.59	76,396	18.14	165	3.87	47,178	13.59
Commercial	1,412	34.68	135,121	32.08	1,501	35.18	112,237	32.33
Construction and land	301	7.39	16,362	3.88	374	8.77	10,629	3.06
Total real estate	3,542		363,216		3,913		302,540
Commercial business loans	454	11.15	37,675	8.95	211	4.95	25,003	7.20
Consumer loans:
Home equity lines of credit	75	1.84	14,275	3.39	136	3.19	13,652	3.93
Other consumer loans	1	0.02	6,015	1.43	6	0.14	5,987	1.73
Total consumer loans	76		20,290		142		19,639

Total loans (excluding net deferred loan fees and costs)	$4,072	100.00%	$421,181	100.00%	$4,266	100.00%	$347,182	100.00%

	At September 30, 2012				At December 31, 2011
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,390	20.78%	$153,090	40.01%	$1,437	20.19%	$167,013	41.38%
Multi-family	712	10.64	38,491	10.06	918	12.90	40,806	10.11
Commercial	3,249	48.57	132,782	34.70	3,381	47.51	132,252	32.77
Construction and land	293	4.38	8,975	2.35	251	3.53	11,653	2.89
Total real estate	5,644		333,338		5,987		351,724
Commercial business loans	810	12.11	22,938	6.00	1,089	15.31	23,383	5.79
Consumer loans:
Home equity lines of credit	233	3.48	19,356	5.06	37	0.52	19,934	4.94
Other consumer loans	3	0.04	6,964	1.82	3	0.04	8,533	2.12
Total consumer loans	236		26,320		40		28,467

Total loans (excluding net deferred loan fees and costs)	$6,690	100.00%	$382,596	100.00%	$7,116	100.00%	$403,574	100.00%

	At December 31, 2010
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$1,701	34.14%	$174,276	39.44%
Multi-family	533	10.70	40,206	9.10
Commercial	1,524	30.58	135,902	30.76
Construction and land	483	9.69	32,192	7.29
Total real estate	4,241		382,576
Commercial business loans	710	14.25	29,594	6.70
Consumer loans:
Home equity lines of credit	30	0.60	19,895	4.50
Other consumer loans	2	0.04	9,763	2.21
Total consumer loans	32		29,658

Total loans (excluding net deferred loan fees and costs)	$4,983	100.00%	$441,828	100.00%

At September 30, 2014, our allowance for loan losses represented 0.97% of total loans and 284.76% of non-performing loans whereas at September 30, 2013, our allowance for loan losses represented 1.23% of total loans and 48.80% of non-performing loans. The decrease in the ratio of allowance for loan losses to total loans during the period was primarily due to the charge off of specific reserves on impaired loans, which had been established at September 30, 2013, during the year ended September 30, 2014. Additionally, the decrease in non-performing loans to $1.4 million at September 30, 2014 from $8.7 million at September 30, 2013, without a significant amount of charge-offs to the allowance for loan losses, resulted in the improvement in the ratio of allowance for loan losses to non-performing loans. We recorded $744,000 and $3.8 million in net charge-offs during the fiscal years ended September 30, 2014 and September 30, 2013, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the Office of the Comptroller of the Currency ("OCC"), the Bank's primary regulator, will periodically review our allowance for loan losses. The OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
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
Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our Chief Financial Officer and our President and Chief Executive Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities with maturities up to 10 years; securities issued by the United States Government and its agencies or government sponsored enterprises with maturities up to 10 years; step-up coupon securities issued by government sponsored enterprises with maturities up to 15 years; pass-through mortgage-backed securities (MBS) issued by Fannie Mae, Ginnie Mae and Freddie Mac with an average life up to seven years secured by either single family or multifamily loans; collateralized mortgage obligations (CMO) with an average life up to seven years that are secured by MBS issued by Fannie Mae, Ginnie Mae or Freddie Mac; municipal tax, revenue, and bond anticipation notes issued by Wisconsin municipalities and general obligation municipal notes and bonds with maturities up to 20 years; AAA (insured) essential service municipal revenue notes and bonds issued by non-Wisconsin municipalities with maturities up to 20 years; corporate notes and bonds issued by U.S. corporations with maturities up to five years; reverse repurchase agreements with maturities up to one year; certificates of deposit issued in the U.S. by U.S. banks with maturities up to five years; bank notes and banker’s acceptances with maturities up to one year; Fed funds sold to U.S. banks; and equity investments in the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago or acquired in foreclosure, settlement or workout of debts previously contracted.
Prior to any investment, certain instruments must be subject to a price sensitivity test using either our internal interest rate simulation model or a model available from a reputable third party other than the broker or dealer selling the instrument. These instruments are fixed rate instruments (other than mortgage-related instruments) with maturities greater than 10 years; mortgage-related securities with maturities greater than two years; floating rate instruments with caps or floors; floating rate instruments with coupon rates tied to or inversely related to an index; and securities that are continuously callable or have more than one call date. None of these instruments may be acquired if the change in price exceeds, generally, an increase of 10% to 25% resulting from changes in interest rates of -100 bp to -300 bp, or a decrease of -5% to -20% resulting from changes in interest rates of +100 bp to +300 bp.
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
Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio meet certain diversification requirements, with U.S. Treasury and U.S. government and agency securities permitted up to 100% of our portfolio, MBSs and CMOs issued by U.S. government agencies permitted up to 50% of our portfolio, rated general obligation bank-qualified municipal obligations permitted up to 40% of our portfolio, and other investments generally limited to 10% of our portfolio. Our investment policy permits us to hold MBS in excess of 50% of our portfolio if necessary for appropriate balance sheet management. At September 30, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.
U.S. Government and Agency Obligations. At September 30, 2014, we had U.S. government and agency securities with a carrying value of $5.2 million, which constituted 5.7% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Residential Mortgage-Backed Securities. At September 30, 2014, we had residential mortgage-backed securities with a carrying value of $37.2 million, which constituted 41.2% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our residential mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
Collateralized Mortgage Obligations (CMO). At September 30, 2014, we had CMOs with a carrying value of $3.4 million, which constituted 3.8% of our securities portfolio.
Commercial Mortgage-Backed Securities. At September 30, 2014, we had commercial mortgage-backed securities with a carrying value of $10.8 million, which constituted 11.9% of our securities portfolio. Commercial mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of multifamily mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our commercial mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Municipal Securities. At September 30, 2014, we had municipal securities with a carrying value of $33.8 million, which constituted 37.4% of our securities portfolio. Most of our current municipal securities are issued by Wisconsin municipalities and have maturities not in excess of 12 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Corporate Securities. At September 30, 2014, we had no corporate securities. During the fourth quarter of 2014, we sold all the corporate securities in our portfolio. When we have owned corporate securities, they have been issued by well-known national companies and have maturities not in excess of five years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in corporate securities, to the extent appropriate, for generating returns in our investment portfolio.
Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago totaling $2.7 million at September 30, 2014. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio, all of which were available for sale, at the dates indicated. Securities available for sale are carried at fair value.

	At September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$5,250	$5,179	$7,155	$6,801	$2,994	$3,009
U.S. Government agency residential mortgage-backed securities	37,144	37,196	50,447	50,204	31,349	32,510
U.S. Government agency collateralized mortgage obligations	3,458	3,432	6,862	6,830	8,709	8,745
U.S. Government agency commercial mortgage-backed securities	10,835	10,752	1,069	1,035	—	—
Corporate Bonds	—	—	2,541	2,543	—	—
Municipal securities:
Taxable	30,512	30,572	34,439	33,965	19,114	19,840
Tax-exempt	3,223	3,215	4,422	4,327	428	428
Total	$90,422	$90,346	$106,935	$105,705	$62,594	$64,532

At September 30, 2014, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at September 30, 2014. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Some of our U.S. Government and agency securities are callable at the option of the issuer. Yields on our tax-exempt securities are presented on a tax-equivalent basis. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$—	—%	$—	—%	$3,000	1.23%	$2,250	1.64%	$5,250	1.41%	$5,179
U.S. Government agency residential mortgage-backed securities	—	—	3,375	1.95	12,420	1.98	21,349	2.25	37,144	2.13	37,196
U.S. Government agency collateralized mortgage obligations	—	—	834	3.08	—	—	2,624	2.34	3,458	2.52	3,432
U.S. Government agency commercial mortgage-backed securities	—	—	2,080	1.41	6,767	2.15	1,988	2.11	10,835	2.00	10,752
Municipal securities:
Taxable	2,072	0.96	18,979	1.72	7,285	2.50	2,176	1.66	30,512	1.85	30,572
Tax-exempt	85	0.86	1,382	4.71	1,248	2.53	508	3.52	3,223	3.58	3,215
Total	$2,157	0.95%	$26,650	1.92%	$30,720	2.09%	$30,895	2.19%	$90,422	2.05%	$90,346

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Fed funds sold as funding sources.
Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. A significant majority of our deposits are transaction accounts, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. At September 30, 2014, our core deposits, which are deposits other than time deposits and certificates of deposit, were $358.6 million, representing 78.8% of total deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past used, and currently do not hold any, brokered deposits. We do generate certificates of deposit using QwickrateTM and National CD RatelineTM, both of which are Internet-based deposit rate listing services, as alternative funding sources and to support our contingency funding plan. At September 30, 2014, certificates of deposit generated via these alternative funding sources totaled $17.2 million, or 3.8% of our total deposit balances.
In recent years, we have relied for deposit generation on promotional programs and advertising efforts, our reputation in the community for superior customer service, the variety of deposit accounts that we offer, our competitive rates, customer referrals, and cross-marketing efforts with loan customers. We may use promotional rates to meet asset/liability and market segment goals. We intend to continue to focus on increasing our core deposits by providing incentives on new transaction accounts, enhanced online and mobile services, remote deposit capture services, and by leveraging commercial lending relationships to increase transaction accounts.
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
The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For Years Ended September 30,
	2014			2013
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$77,646	17.27%	n/a	$68,045	14.64%	n/a
Interest bearing	138,600	30.84%	0.32%	155,634	33.51%	0.34%
Passbook and statement savings accounts	121,141	26.95%	0.14%	116,482	25.07%	0.20%
Variable rate money market accounts	21,448	4.77%	0.20%	26,534	5.71%	0.20%
Certificates of deposit	90,638	20.17%	1.07%	97,872	21.07%	1.29%
Total deposits	$449,473	100.00%	0.36%	$464,567	100.00%	0.45%

	For Year Ended September 30,
	2012 (unaudited)
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$62,079	12.57%	n/a
Interest bearing	164,624	33.33%	0.49%
Passbook and statement savings accounts	116,272	23.55%	0.26%
Variable rate money market accounts	31,135	6.30%	0.48%
Certificates of deposit	119,775	24.25%	1.60%
Total deposits	$493,885	100.00%	0.64%

The following table sets forth our deposit activities for the periods indicated.

	For the Years Ended September 30,			For the Nine Months Ended September 30,
	2014	2013	2012	2012
	Audited	Audited	Unaudited	Audited
	(Dollars in thousands)

Beginning balance	$440,978	$466,758	$545,173	$524,277
Net deposits (withdrawals) before interest credited	12,321	(27,854)	(81,586)	(59,690)
Interest credited	1,629	2,074	3,171	2,171
Net increase (decrease) in deposits	13,950	(25,780)	(78,415)	(57,519)
Ending balance	$454,928	$440,978	$466,758	$466,758

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2014	2013	2012
		(In thousands)
Interest Rate:
Less than 1.00%	$47,109	$55,945	$57,770
1.00% - 2.00%	40,077	14,379	21,054
2.00% - 2.99%	8,128	12,551	17,468
3.00% - 3.99%	1,057	5,361	8,499
4.00% - 4.99%	—	1,471	3,650
5.00% and higher	—	—	484
Total	$96,371	$89,707	$108,925

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at September 30, 2014.

	At September 30, 2014
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$34,479	$11,533	$1,096	$1	$47,109	48.88%
1.00% - 1.99%	806	1,774	17,917	19,580	40,077	41.59%
2.00% - 2.99%	4,304	3,227	—	597	8,128	8.43%
3.00% - 3.99%	996	14	34	13	1,057	1.10%
Total	$40,585	$16,548	$19,047	$20,191	$96,371	100.00%

As of September 30, 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 was $34.9 million. The following table sets forth the maturity of these certificates as of September 30, 2014.

At September 30, 2014
(In thousands)
Three months or less	$2,530
Over three months through six months	3,718
Over six months through one year	3,749
Over one year	24,856

Total	$34,853

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At September 30, 2014, we had $17.0 million of outstanding advances from the Federal Home Loan Bank of Chicago. At September 30, 2014, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $76.0 million, and an additional $10.0 million in overnight advances with our correspondent bank.

The following table sets forth information concerning balances and interest rates on our borrowings at the date and for the periods indicated.

	At or For the 12 Months Ended September 30,			At or For the 9 Months Ended September 30,
	2014	2013	2012	2012
	(Dollars in thousands)
Balance outstanding at end of period:
FHLB advances	$17,000	$—	$—	$—
Mortgage loan payable	—	—	—	—
Note payable – unaffiliated bank	—	—	954	954
Note payable – other	—	—	300	300
Maximum amount outstanding at any month-end:
FHLB advances	$17,500	$—	$6,000	$5,000
Mortgage loan payable	—	—	2,204	2,166
Note payable – unaffiliated bank	—	954	954	954
Note payable – other	—	300	300	300
Weighted average interest rate at end of period:
FHLB advances	0.13%	—%	—%	—%
Mortgage loan payable	—	—	—	—
Note payable – unaffiliated bank	—	—	5.24%	5.24%
Note payable – other	—	—	9.50%	9.50%

Average amount outstanding during the period:
FHLB advances	$5,807	$—	$2,096	$1,482
Mortgage loan payable	—	—	664	429
Note payable – unaffiliated bank	—	496	954	954
Note payable – other	—	157	300	300
Weighted average interest rate during the period (annualized):
FHLB advances	0.14%	—%	3.96%	0.27%
Mortgage loan payable	—	—	5.25%	5.25%
Note payable – unaffiliated bank	—	5.25%	5.25%	5.26%
Note payable – other	—	9.50%	9.50%	9.50%
Personnel
As of September 30, 2014, we had 127 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
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
The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective January 4, 2013, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.
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
Agreements with Regulators
Federal Reserve Bank. On April 28, 2014, the Company received correspondence from the Federal Reserve Bank noting that it had no objection to the termination of a Board resolution which required the Company to receive prior written non-objection from the Federal Reserve Bank to declare or pay dividends, issue debt or redeem Company stock. The Board of Directors terminated the resolution at its May 2014 meeting.
The Company had been subject to the Board Resolution since September 20, 2013, and the Company and its predecessors, WBSB Bancorp, MHC and WBSB Bancorp, Inc., had been subject to a memorandum of understanding that imposed similar restrictions from February 2010 until the memorandum of understanding was superseded by the Board Resolution on September 20, 2013.
Office of the Comptroller of the Currency. On January 6, 2014, the Company received notification from the OCC that the Formal Written Agreement and Individual Minimum Capital Requirement ("IMCR") between the OCC and the Company’s wholly-owned subsidiary Westbury Bank had been terminated effective December 24, 2013. The Bank had been subject to the Formal Written Agreement since October 29, 2012 and to a memorandum of understanding that the Formal Written Agreement superseded since February 2010. The Bank had been subject to the IMCR since November 5, 2012. As a result of the termination of the Formal Written Agreement, the Bank is no longer designated as in “troubled condition” and is designated as an “eligible institution” with respect to expedited processing of applications that it might file. Accordingly, the Bank is no longer required to obtain the approval of the OCC prior to effecting changes in its directors or executive officers, and is no longer subject to restrictions on executive compensation or the declaration or payment of dividends.

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
The risk-based capital standard for savings associations requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulations, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (also referred to as Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a savings association that retains credit risk in connection with an asset sale is required to maintain additional regulatory capital because of the purchaser’s recourse against the savings association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well and has the authority to establish higher capital requirements for individual associations where necessary.
At September 30, 2014, the Bank’s capital exceeded all applicable requirements.
New Capital Rules. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.
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
The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. The Bank has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. The Company expects to opt out in order to reduce the impact of market volatility on its regulatory capital levels.
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
The final rule becomes effective for Westbury Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2014, Westbury Bank had one borrower for which it was not in compliance with the loans-to-one borrower limitations. The excess was identified during a routine review of loan concentrations by management in early October 2014. A participation interest sufficient to bring the Bank's exposure within its loans-to-one borrower limit was sold to another bank in October 2014.
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
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At September 30, 2014, Westbury Bank maintained 72.06% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Westbury Bank has satisfied the QTL test in each of the last 12 months.
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
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders.
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
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Westbury Bank. The Company is an affiliate of Westbury Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.
The Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

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

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s loan committee or board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
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

At September 30, 2014, the Bank met the criteria for being considered “well capitalized.” In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Westbury Bank would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).
Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as Westbury Bank. Deposit accounts in Westbury Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended March 31, 2014, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.
The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long range fund of 2.0%.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.
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
Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $89.0 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $89.0 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $13.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. As of September 30, 2014, Westbury Bank was in compliance with these requirements.
Federal Home Loan Bank System. Westbury Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Westbury Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2014, Westbury Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Westbury Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Chicago stock. As of September 30, 2014, no impairment has been recognized.
Westbury Bank’s ability to borrow from the Federal Home Loan Bank of Chicago provides an additional source of liquidity and Westbury Bank has from time to time used advances from the Federal Home Loan Bank to fund its operations.
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

Holding Company Regulation
General. The Company is a savings and loan holding company within the meaning of HOLA. As such, the Company is registered with the Federal Reserve Board and subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.
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
Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, on January 1, 2015, the Company will become subject to consolidated regulatory capital requirements that generally are the same as the new capital requirements for Westbury Bank. These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares.
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
TAXATION
Federal Taxation
General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2014, the Bank had no minimum tax credit carryforward.
Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.
State Taxation
The Company and the Bank are subject to Wisconsin’s corporate income tax, which is imposed at a flat rate of 7.9% on apportioned "adjusted gross income." "Adjusted gross income," for purposes of the Wisconsin corporate income tax, begins with taxable income as defined by Section 62 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several modifications pursuant to Wisconsin tax regulation.
Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. the Company and the Bank’s state income tax returns have not been audited in recent years.
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
We conduct our business at nine banking offices located in Washington and Waukesha Counties, Wisconsin.  We own all of our banking center facilities except for the locations in Slinger and Colgate, Wisconsin.  We have approximately ten ATMs at our branches and another location.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. See Note 8 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

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
Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures.
Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information, Holders and Dividend Information. Our common stock is quoted on the Nasdaq Capital Market under the symbol “WBB.” The number of holders of record of Westbury Bancorp, Inc.’s common stock as of September 30, 2014 was 402. Westbury Bancorp, Inc. common stock began trading on April 11, 2013. Certain shares of Westbury Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market and dividend information for Westbury Bancorp, Inc.’s common stock for each quarter during fiscal year end 2014 and 2013, as reported on the Nasdaq Capital Market. We completed our conversion on April 9, 2013 and our common stock began trading on the Nasdaq Capital Market on April 11, 2013. Accordingly, there is no market information prior to April 11, 2013.

Fiscal Year Ended September 30, 2014	High	Low	Dividends

Quarter ended September 30, 2014	$15.24	$14.76	N/A

Quarter ended June 30, 2014	$15.23	$14.01	N/A

Quarter ended March 31, 2014	$14.98	$13.90	N/A

Quarter ended December 31, 2013	$14.64	$13.81	N/A

Fiscal Year Ended September 30, 2013

Quarter ended September 30, 2013	$14.39	$13.51	N/A

Quarter ended June 30, 2013	$14.00	$13.02	N/A

Quarter ended March 31, 2013	N/A	N/A	N/A

Quarter ended December 31, 2012	N/A	N/A	N/A

Westbury Bancorp, Inc. has not declared dividends on its common stock. Dividend payments by Westbury Bancorp, Inc. are dependent in part on dividends it receives from Westbury Bank because Westbury Bancorp, Inc. has no source of income other than dividends from Westbury Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by Westbury Bancorp, Inc. and interest payments with respect to Westbury Bancorp, Inc.’s loan to the Employee Stock Ownership Plan. In addition, until April 2014, the Company was subject to certain agreements with its regulator restricting the payment of dividends. See discussion in "Supervision and Regulation - Agreements with Regulators."
(b)Sales of Unregistered Securities. Not applicable.
(c)Use of Proceeds. Not applicable.
(d)Securities Authorized for Issuance Under Equity Compensation Plans.
At September 30, 2014, there were no compensation plans under which equity securities of Westbury Bancorp, Inc. were authorized for issuance other than the Employee Stock Ownership Plan and the Equity Incentive Plan. See Part III, Item 12.

(e)Stock Repurchases.
The table below sets forth Westbury Bancorp, Inc.'s common stock repurchases during the three months ended September 30, 2014.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1-July 31, 2014 (1)	84,730	$15.15	84,730	60,235(4)
August 1-August 31, 2014(2)	68,062	15.20	68,062	242,173(5)
September 1-September 30, 2014(3)	13,469	15.12	13,469	228,704(5)
Total	166,261	$15.17	166,261

(1)	All 84,730 shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on May 13, 2014 and terminated on August 20, 2014.

(2)
Includes 60,235 shares purchased pursuant to the May 13, 2014 repurchase program and 7,827 shares purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on August 20, 2014.

(3)	All 13,469 shares were purchased pursuant to the August 20, 2014 repurchase program.

(4)	Represents the maximum number of shares available for repurchase under the May 13, 2014 repurchase program at July 31, 2014.

(5)	Represents the maximum number of shares available for repurchase under the August 20, 2014 repurchase program at August 31, 2014 and September 30, 2014, as applicable.

(f)Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data.
The following tables set forth consolidated historical financial and other data of Westbury Bancorp, Inc. and its subsidiaries for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative information, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the year ended September 30, 2014 and 2013 and the nine months ended September 30, 2012. The information at September 30, 2014, 2013 and 2012 and for the years ended September 30, 2014 and 2013 and for the nine months ended September 30, 2012 is derived in part from the audited consolidated financial statements that appear in this Form 10-K, except that information for the year ended September 30, 2012 is unaudited. The information at December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010 is derived in part from audited consolidated financial statements of the Company's predecessor, WBSB Bancorp, MHC, that do not appear in this Form 10-K. The information presented prior to April 9, 2013 is for WBSB Bancorp, MHC.

	At September 30,			At December 31,
	2014	2013	2012	2011	2010
		(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$568,695	$543,282	$526,466	$578,618	$625,393
Cash and cash equivalents	17,608	47,665	33,141	21,497	50,193
Investment securities	90,346	105,705	64,532	99,119	70,288
Federal Home Loan Bank stock	2,670	2,670	2,670	3,652	3,652
Loans held for sale	326	1,028	3,022	3,640	4,327
Loans, net	416,874	342,780	375,899	396,439	436,820
Deposits	454,928	440,978	466,758	524,277	556,325
Long-term borrowings, including Federal Home Loan Bank of Chicago advances	—	—	—	3,139	10,343
Short-term borrowings, including Federal Home Loan Bank of Chicago advances	17,000	—	1,254	300	—
Stockholders’ equity	86,487	90,602	46,864	46,114	53,223

	For the Years Ended September 30,			For the Nine Months Ended September 30, 2012	For the Years Ended December 31,
	2014	2013	2012		2011	2010
			(Unaudited)
		(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$18,322	$18,958	$22,048	$16,338	$24,039	$26,868
Interest expense	1,637	2,121	3,398	2,266	5,737	8,771
Net interest income	16,685	16,837	18,650	14,072	18,302	18,097
Provision for loan losses	550	1,380	6,172	3,019	7,533	3,057
Net interest income after provision for loan losses	16,135	15,457	12,478	11,053	10,769	15,040
Noninterest income	6,244	8,978	10,251	8,216	10,217	11,674
Noninterest expense	24,986	23,149	26,428	18,465	29,805	29,676
Income (loss) before income taxes	(2,607)	1,286	(3,699)	804	(8,819)	(2,962)
Income tax expense (benefit)	(1,172)	348	3	229	(1,199)	(1,544)
Net income (loss)	(1,435)	938	(3,702)	575	(7,620)	(1,418)

	At or For the Years Ended September 30,			At or For the Nine Months Ended September 30,	At or For the Years Ended December 31,
	2014	2013	2012	2012	2011	2010
			(Unaudited)
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	(0.26)%	0.17%	(0.67)%	0.14%	(1.25)%	(0.22)%
Return on equity (ratio of net income (loss) to average equity)	(1.59)%	1.34%	(7.61)%	1.60%	(14.41)%	(2.58)%
Interest rate spread (1)	3.43%	3.72%	3.87%	3.93%	3.46%	3.31%
Net interest margin (2)	3.45%	3.71%	3.85%	3.91%	3.52%	3.36%
Efficiency ratio (3)	108.97%	89.68%	91.44%	80.57%	104.51%	99.68%
Dividend payout ratio	—%	—%	—%	—%	—%	—%
Noninterest expense to average total assets	4.52%	4.23%	4.76%	4.47%	4.89%	4.64%
Average interest-earning assets to average interest-bearing liabilities and deposits	106.25%	97.67%	97.24%	96.41%	105.38%	103.09%
Loans to deposits	92.50%	78.70%	81.97%	81.97%	75.62%	78.52%
Earnings per share (basic and diluted)	$(0.31)	$(0.06)	—	—	—	—
Tangible book value per share including ESOP shares	$17.04	$17.62	—	—	—	—
Tangible book value per share excluding ESOP shares	$18.40	$19.15	—	—	—	—

Asset Quality Ratios:

Nonperforming assets to total assets	0.67%	1.92%	2.50%	2.50%	3.29%	4.88%
Nonperforming loans to total loans	0.34%	2.52%	2.73%	2.73%	3.66%	5.71%
Allowance for loan losses to nonperforming loans	284.76%	48.80%	64.10%	64.10%	48.22%	19.76%
Allowance for loan losses to total loans	0.97%	1.23%	1.75%	1.75%	1.76%	1.13%

Capital Ratios:

Average equity to average assets	16.28%	16.54%	8.76%	8.71%	8.67%	8.60%
Equity to total assets at end of period	15.21%	16.68%	8.90%	8.90%	7.97%	8.51%
Total capital to risk-weighted assets (4)	16.18%	18.85%	11.46%	11.46%	10.65%	11.64%
Tier 1 capital to risk-weighted assets (4)	15.17%	17.64%	10.20%	10.20%	9.56%	10.86%
Tier 1 capital to average assets (4)	11.13%	12.01%	7.68%	7.68%	6.45%	7.44%

Other Data:

Number of full service offices	9	12	12	12	13	15

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Represents capital ratios of Westbury Bank.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section is intended to help the reader understand the financial performance of Westbury Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2014 and 2013 and our results of operations for the years ended September 30, 2014 and 2013.
This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.
Overview
We provide financial services to individuals, families and businesses through our main office and eight branches located in Washington County and Waukesha County. Although our current operations are not focused in

Milwaukee County, we are affected by conditions in Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multifamily real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2014, approximately 78.8% of our deposits were transaction accounts, which we attribute to successful branding initiatives. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
At September 30, 2014, we had total assets of $568.7 million, total deposits of $454.9 million and total stockholders' equity of $86.5 million, compared to total assets of $543.3 million, total deposits of $441.0 million and total stockholders' equity of $90.6 million at September 30, 2013.
As a result of the economic downturn in 2008, we experienced an increase in delinquent and classified loans. In response, we undertook aggressive initiatives to identify problem assets and to enhance asset quality. These initiatives included increasing provisions to our allowance for loan losses, charging down and writing off non-performing assets, engaging in an intensive review of our loan portfolio and as a result classifying additional loans and devoting significant resources to developing and implementing enhanced loan underwriting, administration and collections policies and procedures. These initiatives have resulted in a significant improvement in non-performing and classified assets. At September 30, 2014, we had non-performing assets of $3.8 million, or 0.67% of total assets, compared to non-performing assets of $10.4 million, or 1.92% of total assets, at September 30, 2013. At September 30, 2014, we had classified assets of $6.5 million, or 1.14% of total assets, compared to classified assets of $11.6 million, or 2.13% of total assets, at September 30, 2013.
The economic downturn coincided with significant changes in our customers’ banking habits, particularly a decrease in the amount of business conducted at physical branches as customers began to rely on Internet and mobile banking and other technological advances for their day-to-day transactions. Accordingly, in addition to our asset quality improvement initiatives, we have also undertaken aggressive measures to reduce our expenses and allocate resources to best suit our customers’ banking needs. As part of this process, since 2009, we have sold or closed 16 branches, reduced the number of employees and substantially reduced other non-interest expenses (excluding non-recurring losses from the sale of closed branch facilities).
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, professional fees, advertising and other operating expenses.
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
We will also continue to fulfill the three-part institutional vision included in our mission statement:

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
Maintain Our Improved Asset Quality. We actively monitor and manage all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within our loan portfolio. We conduct both internal and external reviews of our loan portfolio designed to provide early detection of potential problem loans and timely resolution of non-performing and classified loans, and have tasked a management committee with conducting internal reviews and stress-testing. Specifically, we conduct internal reviews of all loans above $250,000, and third party reviews on all loans above $750,000 as well as a certain portion of new loans and a sample of loans originated by each loan officer, on an annual basis. In addition, in recent years, we have implemented more stringent underwriting policies and procedures, including increased emphasis on lower debt to income ratios, higher credit scores, and lower loan to value ratios. With respect to commercial business, commercial real estate and multifamily lending, we have also enhanced the information required with respect to a borrower’s financial condition and business prospects, and perform an internal valuation of underlying property in addition to obtaining third party appraisals. Finally, we have hired additional personnel with experience managing commercial loan administration, collection and workouts. We are committed to devoting significant resources to maintaining low levels of loan delinquencies and to avoiding problem assets as we increase our commercial business, commercial real estate and multifamily lending. We also intend to continually enhance our loan underwriting, administration and collection procedures, and to implement improved credit risk management and asset-liability management techniques, such as portfolio stress testing, portfolio credit analysis, and credit decision monitoring matrices.
Increase Commercial Business, Commercial Real Estate and Multi-Family Lending. We believe that, with the recent downward trends in interest rates on residential mortgage loans, particularly on the variable rate residential mortgage loans that we retain in our portfolio, a prudent approach to expanding our organic origination of commercial business, commercial real estate and multifamily loans is essential to our profitability. In the past several years, because commercial lending is based on relationships, we have hired specialized commercial lending officers with strong borrower relationships. This has resulted in an increase in our commercial real estate, multifamily and commercial business lending activities, as well as enhancements to our commercial lending policies and procedures. At September 30, 2014, we had $249.2 million of commercial real estate, commercial business and multifamily loans, representing 59.2% of our total loans, and we originated $80.7 million commercial real estate, commercial business and multifamily loans during the year ended September 30, 2014 and $48.4 million of such loans during the year ended September 30, 2013. We expect that a disciplined approach to increasing our commercial business, commercial real estate and multifamily lending will diversify and increase the yield on our loan portfolio.
Continue to Originate Low-Cost Transaction Account Deposits. We offer checking accounts, passbook and statement savings accounts and money market accounts, which generally are lower cost sources of funds than certificates of deposit, are generally less sensitive to withdrawal when interest rates fluctuate, and provide the opportunity for generation of deposit-related fee income. At September 30, 2014, approximately 78.8% of our deposits were transaction accounts. We intend to pursue increased origination of these low cost deposits, with particular focus on transaction accounts, by implementing marketing and promotional programs, offering remote deposit capture services to business customers, and broadening banking relationships with lending customers, particularly as we expand our commercial business, commercial real estate and multifamily lending activities.
Continue to Originate and Sell Certain Residential Real Estate Loans. Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one- to four-family real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended September 30, 2014, we originated $51.1 million in residential real estate loans and sold $13.3 million for gains on sale of $214,000, and during the year ended September 30, 2013, we originated $109.5 million in residential real estate loans and sold $93.7 million for gains on sale of $2.0 million. Accordingly, we will continue to originate one- to four-family residential mortgage loans and home equity loans and lines of credit. We intend to maintain an appropriately sized portfolio of short-term fixed rate and adjustable-rate residential mortgage loans to increase the yield of our loan portfolio, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We intend to sell the majority of the long-term fixed-rate residential mortgage loans in the secondary market to generate servicing fee income, recognize gains on sale and manage the overall maturity of our loan portfolio.
Leverage Our Competitive Strengths to Attract and Retain Customers. We believe that our competitive strengths are personalized, superior customer service, extensive knowledge of our local markets, high visibility community activities and technology-driven financial products. We believe that we can leverage these strengths to attract and retain customers from an increasing population of potential customers dislocated as a result of large bank consolidations in our market area and individuals seeking personalized, best-in-class customer service. We also plan to continue to update existing technologies and implement new technologies to enhance the customer experience and increase the efficiency of our operations. We also believe that we can capitalize on commercial deposit and personal banking relationships derived from an increase in commercial business, commercial real estate and multifamily lending.
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
The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
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
See "Comparison of Operating Results for the Years Ended September 30, 2014 and September 30, 2013 - Provision for Income Taxes" for detailed discussion of management's analysis of the Company's deferred tax assets.
Comparison of Financial Condition at September 30, 2014 and September 30, 2013
Total Assets. Total assets increased by $25.4 million, or 4.7%, to $568.7 million at September 30, 2014 from $543.3 million at September 30, 2013. The increase was primarily the result of the successful implementation of our strategies to increase the loan portfolio, particularly in multifamily, commercial real estate and commercial business loans.
Net Loans. Net loans increased by $74.1 million, or 21.6%, to $416.9 million at September 30, 2014 from $342.8 million at September 30, 2013. During the year ended September 30, 2014, multifamily loans increased $29.2 million, or 61.9%, commercial real estate loans increased $22.9 million, or 20.4%, commercial business loans increased $12.7 million, or 50.7%, and one- to four-family residential real estate loans increased $2.8 million, or 2.1%.
Investment Securities. Investment securities available for sale decreased $15.4 million, or 14.5%, to $90.3 million at September 30, 2014 from $105.7 million at September 30, 2013 as a result of the sales of securities to provide liquidity to repurchase our stock and increase net loans. Mortgage-backed securities and collateralized mortgage obligations decreased $6.7 million, or 11.5%, to $51.4 million at September 30, 2014 from $58.1 million at September 30, 2013, municipal securities decreased $4.5 million, or 11.8%, to $33.8 million at September 30, 2014 from $38.3 million at September 30, 2013, U.S. government and agency securities decreased to $5.2 million at September 30, 2014 from $6.8 million at September 30, 2013 and corporate securities decreased to $0 at September 30, 2014 from $2.5 million at September 30, 2013. The yield on our investment securities increased to 2.05% at September 30, 2014 from 1.97% at September 30, 2013. Net unrealized gain on securities increased $1.2 million from September 30, 2013 to September 30, 2014, reflecting the effect of a general decrease in market interest rates. At September 30, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, government-sponsored debentures and municipal securities.
Foreclosed Real Estate. Foreclosed real estate held for sale increased $665,000, or 39.3%, to $2.4 million at September 30, 2014 from $1.7 million at September 30, 2013, as a result of new foreclosures of $3.1 million, offset by sales of properties of $1.9 million and write-downs to realizable value of $397,000. At September 30, 2014, our foreclosed real estate included primarily one- to four-family residential real estate, multifamily and commercial real estate properties.
Real Estate Held for Investment. Real estate held for investment decreased $2.4 million, to $3.8 million at September 30, 2014 from $6.2 million at September 30, 2013. The decrease resulted from the designation of one property as held for sale during 2014. The property was transferred to real estate held for sale at its fair value. The property was subsequently sold during the year ended September 30, 2014.
Bank Owned Life Insurance. Bank-owned life insurance (“BOLI”), which provides us with a funding source for our employee benefit plan obligations, increased $384,000, to $12.7 million at September 30, 2014 from $12.4 million at September 30, 2013. We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies. BOLI also generally provides us other income that is non-taxable. Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses. At September 30, 2014, this limit was $16.3 million.
Deposits. Deposits increased $14.0 million, or 3.2%, to $454.9 million at September 30, 2014 from $441.0 million at September 30, 2013. Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, checking, money market and savings accounts, increased $7.3 million, or 2.1%, to $358.6 million at September 30, 2014 from $351.3 million at September 30, 2013. Certificates of deposit and other time deposits increased $6.7 million, or 7.4%, to $96.4 million at September 30, 2014 from $89.7 million at September 30, 2013.
Advances From Federal Home Loan Bank. Advances from Federal Home Loan Bank increased $17.0 million, to $17.0 million at September 30, 2014 from $0 at September 30, 2013. Advances were used with deposits to fund the growth in the loan portfolio during the year.
Other Liabilities. Other liabilities decreased $1.6 million, or 26.5%, to $4.4 million at September 30, 2014 from $6.0 million at September 30, 2013, reflecting routine fluctuations in account balances.
Total Stockholders' Equity. Total stockholders' equity decreased $4.1 million, or 4.5%, to $86.5 million at September 30, 2014 from $90.6 million at September 30, 2013. The decrease resulted from the repurchase of 271,296 shares of the Company's stock during the year at a cost of $4.1 million and the net loss of $1.4 million for the year, offset by increases as a result of shares issued under the Company's equity incentive plans and unrealized appreciation on available-for-sale securities.
Comparison of Operating Results for the Years Ended September 30, 2014 and September 30, 2013
General. Net loss for the year ended September 30, 2014 was $1.4 million, compared to net income of $938,000 for the year ended September 30, 2013, a decrease of $2.4 million. The decrease in net income was primarily due to losses on the sale of real estate held for sale of $2.2 million and losses on branch realignment of $619,000. These losses were related to the sale of an administrative building and a branch office and the closing of two additional branches during the year. Additionally, the decrease in net income was also a result of a decrease in the gain on sales of loans as our residential loan production shifted from secondary market loans to portfolio loans. These decreases were offset by a reduction in the provision for loan losses.
Interest and Dividend Income. Interest and dividend income decreased $636,000, or 3.4%, to $18.3 million for the year ended September 30, 2014 from $19.0 million for the year ended September 30, 2013. Average earning assets during the year ended September 30, 2014 increased $29.4 million, or 6.5%, to $483.7 million from $454.4 million for the year ended September 30, 2013. This increase is primarily the result of an increase in average loan balances and average investment securities balances. The increase in average loan balances of $8.2 million, or 2.3%, to $364.1 million for the year ended September 30, 2014 from $355.9 million for the year ended September 30, 2013 resulted from our efforts to effectively grow our loan portfolio during the year. The growth in average loan balances is not representative of the increase in total loans at September 30, 2014 compared to September 30, 2013 as loan portfolio growth was stronger in the second half of the year. The average yield on loans decreased by 43 basis points to 4.46% for the year ended September 30, 2014 from 4.89% for the year ended September 30, 2013, reflecting the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The average balance of investment securities increased $26.9 million, or 36.3%, to $100.9 million for the year ended September 30, 2014 from $74.1 million for the year ended September 30, 2013 as we decreased the Bank's cash and interest-bearing deposit balances. The average yield on investment securities decreased by 3 basis points to 1.94% for the year ended September 30, 2014 from 1.97% for the year ended September 30, 2013.
Interest Expense. Total interest expense decreased $484,000, or 22.8%, to $1.6 million for the year ended September 30, 2014 from $2.1 million for the year ended September 30, 2013. The decrease was primarily due to a decrease in our cost of funds of 10 basis points to 0.36% for the year ended September 30, 2014 from 0.46% for the year ended September 30, 2013. Total interest expense also decreased to a lesser extent as a result of a decrease in average deposits and interest-bearing liabilities to $455.3 million for the year ended September 30, 2014 compared to $465.2 million for the year ended September 30, 2013.
Interest expense on deposit accounts decreased $445,000, or 21.5%, to $1.6 million for the year ended September 30, 2014 from $2.1 million for the year ended September 30, 2013.
Interest expense on Federal Home Loan Bank of Chicago advances increased $8,000 to $8,000 for the year ended September 30, 2014 from $0 for the year ended September 30, 2013. The average balance of advances increased by $5.8 million to $5.8 million for the year ended September 30, 2014 from $0 for the year ended September 30, 2013.
Net Interest Income. Net interest income decreased $152,000, or 0.9%, to $16.7 million for the year ended September 30, 2014 from $16.8 million for the year ended September 30, 2013. There was an increase in the average net loan balance of $8.2 million, or 2.3%, to $364.1 million for the year ended September 30, 2014 from $355.9 million for the year ended September 30, 2013 and a decrease in the average interest bearing deposits of $24.7 million, or 6.2% to $371.8 million for the year ended September 30, 2014 from $396.5 million for the year ended September 30, 2013. In addition, we experienced a decrease in our interest rate spread to 3.43% for the year ended September 30, 2014 from 3.72% for the year ended September 30, 2013, and a decrease in our net interest margin to 3.45% for the year ended September 30, 2014 from 3.71% for the year ended September 30, 2013. The decrease in our interest rate spread and net interest margin reflected the effect of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.
Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $550,000 for the year ended September 30, 2014 and $1.4 million for the year ended September 30, 2013. The allowance for loan losses was $4.1 million, or 1.0% of total loans, at September 30, 2014, compared to $4.3 million, or 1.2% of total loans, at September 30, 2013. Total non-performing loans were $1.4 million at September 30, 2014, compared to $8.7 million at September 30, 2013. As a percentage of non-performing loans, the allowance for loan losses was 284.8% at September 30, 2014 compared to 48.8% at September 30, 2013. Total classified loans were $4.1 million at September 30, 2014, compared to $9.9 million at September 30, 2013.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2014 and 2013, respectively.
Non-Interest Income. Non-interest income decreased $2.7 million, or 30.5%, to $6.2 million for the year ended September 30, 2014 from $9.0 million for the year ended September 30, 2013. The decrease in non-interest income was due primarily to decreases in gains on sales of loans of $1.8 million, insurance and securities sales commissions of $523,000, other income of $301,000 and gain on sales of investment securities of $159,000.
The decrease in gain on sales of loans resulted from significantly reduced demand for fixed rate mortgages during the period.  The decrease in insurance and securities sales commissions resulted from the Bank's restructuring of this business line to improve its performance. The decrease in gains on sales of investment securities resulted from an increase in securities sold at a loss relative to those sold at a gain during the year as we repositioned the investment portfolio to accommodate loan growth. The decrease in other income resulted from a reduction in loan application fees for the period due to reduced residential loan origination activity.
Non-Interest Expense. Non-interest expense increased $1.8 million, or 7.9%, to $25.0 million for the year ended September 30, 2014 from $23.1 million for the year ended September 30, 2013. The increase was primarily the result of losses on the sale of real estate held for sale of $2.2 million and losses on branch realignment of $619,000. These losses were related to the sale of an administrative building and a branch office and the closing of two additional branches during the year. We believe that these actions will result in reduced operating expenses in the future.
In addition, salaries and employee benefits expense increased $768,000. These increases were offset by decreases in other expenses of $871,000, commissions expense of $470,000, net loss from operations and sale of foreclosed real estate of $244,000 and FDIC insurance premiums of $193,000.
The increase in compensation expense resulted from the one-time reversal of a deferred compensation accrual of $350,000 which decreased salaries and employment benefits during the year ended September 30, 2013 and additional expense related to the implementation of our equity incentive plan which was adopted in June 2014. The decrease in other expenses resulted from the one time contribution to establish the Westbury Bank Charitable Foundation in 2013 in conjunction with our mutual-to-stock conversion. The decrease in commission expense resulted from the Bank's restructuring of its insurance and securities sales business line to improve its performance. The decrease in net loss from operations and sale of foreclosed real estate resulted from reduced average levels of foreclosed real estate during the year and the improvement in the real estate market in our market area. The decrease in FDIC insurance premiums was a result of a reduction of the rate the Bank is charged for this insurance due to the termination of our formal agreement with the OCC during the year.

Provision for Income Taxes. Income tax benefit was $1.2 million for the year ended September 30, 2014 compared to expense of $348,000 for the year ended September 30, 2013. The effective tax rate as a percent of pre-tax income (loss) was 45.0% and 27.1% for the year ended September 30, 2014 and 2013, respectively. The increase in the effective tax rate for the year ended September 30, 2014 was due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario.
We performed an evaluation of our deferred tax assets at September 30, 2014 and 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At each of September 30, 2014 and 2013, our deferred tax asset valuation allowance was $2.4 million, reducing our net deferred tax asset to $5.7 million and $5.0 million, respectively, at those dates. The deferred tax asset valuation allowance relates primarily to uncertainty regarding projections of income in future years.

The net deferred tax asset is the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at September 30, 2014 and 2013. Negative evidence considered included our recent pre-tax losses and our relatively high level of net loan charge-offs, loan loss provisions and OREO losses from 2008 through 2013.

Higher levels of provision expense were the primary cause of the recent loss experience. Our market area was negatively impacted by the recent recession, causing significant increases in unemployment and significant declines in real estate values that led to the need for the charge-offs and provisions. In addition, Milwaukee County, where a number of borrowers and significant real estate securing loans are located as a result of our acquisition of Continental Savings Bank, experienced greater increases in unemployment and declines in real estate values, as well as declines in revenues for businesses located there, than our market area. As discussed in more detail below, we believe that our current loan portfolio and credit quality trends indicate that losses at levels similar to those incurred in the period 2008-2013 are unlikely. Therefore, we have assumed that our level of credit losses would not continue at the same rate as in the years ended December 31, 2009, 2010 and 2011, the nine months ended September 30, 2012 and the year ended September 30, 2013.

Positive evidence reviewed included our historical earnings performance prior to the recession, our projected earnings forecast, significantly reduced levels of non-performing assets, loan loss provisions and net charge-offs in 2014, the reduction of credit risk in our loan portfolio, and potential use of tax strategies.

In developing our projected earnings forecast at September 30, 2014, we assumed gradual improvement in general economic conditions in the ensuing years. These assumptions are in line with both national and regional economic forecasts. Because management has undertaken aggressive efforts to resolve non-performing loans and has significantly revised our lending and credit administration policies to provide for better credit risk management, our estimates included credit losses at levels more comparable to 2014 than those experienced in 2008 through 2013.

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

•
We incurred increased operating expenses in 2008 and 2009 as a result of our acquisition of Continental Savings Bank. We have been aggressive in our initiatives to reduce these expenses over the last five years, including branch closings and staff reductions. We expect that the reduction in expenses resulting from these efforts will be sufficient to offset ordinary increases in expenses that occur over the next several fiscal years. In addition, we incurred non-recurring expenses of $2.1 million during the years ended December 31, 2008 and 2009 related to the acquisition of Continental Savings Bank, and an additional non-recurring expense of $1.1 million during the year ended December 31, 2011 related to the departure of the former president of Continental Savings Bank. We do not expect to incur similar expenses during the next several fiscal years.

•
Based on certain improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were believed to be limited, to a large extent, to the years ended December 31, 2009, 2010 and 2011. Loan loss provisions were $550,000 for the year ended September 30, 2014 and $1.4 million for the year ended September 30, 2013. We expect continued moderate levels of loan loss provisions in future years as the economy stabilizes and as a result of our efforts to reduce our credit risk, especially the resolution of non-performing assets. We have reduced non-performing assets to $3.8 million at September 30, 2014 from $36.0 million at December 31, 2009.

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

•
We could surrender our bank-owned life insurance policies, which would result in taxable income of $5.8 million, and reinvest the proceeds in securities, which would further increase annual taxable income.

Based on our analysis of the positive evidence in the aggregate at both September 30, 2014 and September 30, 2013, including evidence related to the substantially reduced risk profile of the loan portfolio and the elimination of significant non-recurring expenses, we concluded that there is more positive evidence than negative regarding the utilization of our deferred tax asset and that the recorded deferred tax asset, net of the recorded valuation reserve, is realizable.
Analysis of Net Interest Income
Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balance sheets, average yields and costs, and certain other information at or for the periods indicated. Average balances are derived from daily average balances for all periods. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made. The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended September 30,
	2014			2013			2012
	Audited						Unaudited
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets:
Loans	$364,094	$16,248	4.46%	$355,867	$17,397	4.89%	$391,288	$20,061	5.13%
Securities	100,927	1,955	1.94	74,060	1,460	1.97	82,572	1,902	2.30
Fed funds sold and other interest-earning deposits	18,701	119	0.64	24,431	101	0.41	10,283	85	0.83
Total interest-earning assets	483,722	18,322	3.79%	454,358	18,958	4.17%	484,143	22,048	4.55%
Noninterest-earning assets	69,446			93,044			71,084
Total assets	$553,168			$547,402			$555,227

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$77,646	—	—%	68,045	—	—%	$62,079	$—	—%

Checking accounts	138,600	438	0.32%	155,634	530	0.34	$164,624	$809	0.49
Passbook and statement savings	121,141	175	0.14	116,482	231	0.20	116,272	298	0.26
Variable rate money market	21,448	42	0.20	26,534	49	0.18	31,135	151	0.48
Certificates of deposit	90,638	974	1.07	97,872	1,264	1.29	119,775	1,916	1.60
Total interest bearing deposits	371,827	1,629	0.44	396,522	2,074	0.52	431,806	3,174	0.74
Total deposits	449,473	1,629	0.36	464,567	2,074	0.45	493,885	3,174	0.64

FHLB advances	5,807	8	0.14%	—	—	—	2,096	83	3.96
Notes payable	—	—	—	653	47	7.20	1,918	141	7.35
Total deposits and interest-bearing liabilities	455,280	1,637	0.36%	465,220	2,121	0.46%	497,899	3,398	0.68%

Other liabilities	7,843			12,141			8,683
Total liabilities	463,123			477,361			506,582
Stockholders' equity	90,045			70,041			48,645
Total liabilities and stockholders' equity	$553,168			$547,402			$555,227

Net interest income		$16,685			$16,837			$18,650
Net interest rate spread			3.43%			3.72%			3.87%
Net interest-earning assets	$28,442			$(10,862)			$(13,757)
Net interest margin			3.45%			3.71%			3.85%
Average of interest-earning assets to interest-bearing liabilities			106.25%			97.67%			97.24%

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

	Years Ended September 30, 2014 vs. 2013			Years Ended September 30, 2013 vs. 2012 (Unaudited)
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$453	$(1,602)	$(1,149)	$(1,816)	$(848)	$(2,664)
Securities	516	(21)	495	(196)	(246)	(442)
Fed funds sold and other interest-earning deposits	(13)	31	18	117	(101)	16
Total interest-earning assets	956	(1,592)	(636)	(1,895)	(1,195)	(3,090)

Interest-bearing liabilities:
NOW accounts	(60)	(32)	(92)	(44)	(235)	(279)
Passbook and statement savings	8	(64)	(56)	1	(68)	(67)
Variable rate money market	(16)	9	(7)	(22)	(80)	(102)
Certificates of deposit	(88)	(202)	(290)	(350)	(302)	(652)
Escrow	—	—	—	—	—	—
FHLB advances	8	—	8	(83)	—	(83)
Notes payable	(47)	—	(47)	(93)	(1)	(94)
Total interest-bearing liabilities	(195)	(289)	(484)	(591)	(686)	(1,277)

Change in net interest income	$1,151	$(1,303)	$(152)	$(1,304)	$(509)	$(1,813)
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
The table below sets forth, as of September 30, 2014, the estimated changes in the net present value of equity that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Westbury Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2014
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets (3)
Changes in Interest Rates (basis points) (1)	Estimated EVE (2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$59,966	$(11,712)	(16.34)%	11.51%	(1.46)%
+200	64,440	(7,238)	(10.10)	12.13	(0.84)
+100	68,716	(2,962)	(4.13)	12.68	(0.29)
0	71,678	—	—	12.97	—
-100	71,006	(672)	(0.94)	12.70	(0.27)

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at September 30, 2014, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 0.94% decrease in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 4.13% decrease in net portfolio value.
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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.1 million and $7.3 million for the year ended September 30, 2014 and 2013, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $62.0 million and $10.5 million for the year ended September 30, 2014 and 2013, respectively. During the year ended September 30, 2014, we purchased $25.7 million and sold $29.8 million in securities held as available-for-sale, and during the year ended September 30, 2013, we purchased $70.7 million and sold $11.6 million in securities held as available-for-sale. Net cash provided by financing activities was $26.8 million for the year ended September 30, 2014, consisting primarily of increases in deposit accounts of $14.0 million and Federal Home Loan Bank advances of $17.0 million, partially offset by repurchases of the Company's common stock of $4.1 million. Net cash provided by financing activities was $17.7 million for the year ended September 30, 2013, consisting primarily of the sale of common stock in the Company's initial stock offering of $48.9 million, offset by decreases in deposit accounts of $25.8 million, an increase in unearned ESOP shares, issued as part of the Company's initial stock offering, of $4.1 million and the repayment of certain notes payable of $1.3 million.
At September 30, 2014, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $61.1 million, or 11.13% of adjusted total assets, which is above the required level of $27.5 million, or 5.00%; tier 1 risk-based capital of $61.1 million, or 15.17% of risk-weighted assets, which is above the required level of $24.2 million, or 6.00%; and total risk-based capital of $65.2 million, or 16.18% of risk-weighted assets, which is above the required level of $40.3 million, or 10.00%. At September 30, 2013, Westbury Bank exceeded all of its regulatory capital requirements with a tier 1 leverage capital level of $62.3 million, or 12.01% of adjusted total assets, which is above the required level of $25.9 million, or 5.00%; tier 1 risk-based capital of $62.3 million, or 17.64% of risk-weighted assets, which is above the required level of $21.2 million, or 6.00%; and total risk-based capital of $66.5 million, or 18.85% of risk-weighted assets, which is above the required level of $35.3 million, or 10.00%. Accordingly, Westbury Bank was categorized as well capitalized at September 30, 2014 and 2013, respectively. Management is not aware of any conditions or events since the most recent notification that would change our category.
At September 30, 2014, we had outstanding commitments to originate loans of $4.3 million and stand-by letters of credit of $422,000. We also had unused commercial loan and home equity lines of credit of $61.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2014 totaled $40.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
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
Evaluation of disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting.    There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ending September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's annual report on internal controls over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer over financial reporting, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Board of Directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections on any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.
As of September 30, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 1992. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2014 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange

Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

ITEM 9B.	Other Information.
The Board of Directors of the Company has fixed the date of the 2015 Annual Meeting of Stockholders for June 17, 2015.

On December 5, 2014, the Board of Directors of the Company amended Article II, Section 12 of the Company’s Bylaws, which previously provided that a person is not eligible for election or appointment to the Board of Directors if, among other restrictions, a regulatory agency has issued a cease and desist, consent or other formal order, other than a civil money penalty, against such person. The amendment provides that such a person is only ineligible for election or appointment to the Board of Directors if such formal order was issued against such person within the past ten years. A copy of the Company’s Amended and Restated Bylaws is attached as Exhibit 3.2 to this annual report on Form 10-K and is incorporated herein by reference.

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
The following table sets forth information regarding the executive officers of Westbury Bancorp, Inc. and Westbury Bank and their ages as of September 30, 2014. The executive officers of Westbury Bancorp, Inc. and Westbury Bank are elected annually.

Name	Age	Position

Raymond F. Lipman	65	President, Chief Executive Officer and Chairman
Greg J. Remus	45	Chief Operating Officer and Senior Vice President of Lending
Kirk J. Emerich	51	Senior Vice President and Chief Financial Officer
Michael L. Holland	42	Senior Vice President and Chief Credit Officer
Nancie P. Heaps	63	Senior Vice President of Human Resources and Marketing and Secretary

Westbury Bancorp, Inc. has nine directors. Directors serve three-year staggered terms. The following table states our directors’ names, their ages as of September 30, 2014, the years that they began serving as directors of Westbury Bank and when their current term as directors of Westbury Bancorp, Inc. expires:

Name	Position(s) Held With Westbury Bancorp, Inc.	Age	Director Since	Current Term Expires

Raymond F. Lipman	President, Chief Executive Officer and Chairman of the Board	65	1992	2015
William D. Gehl	Vice Chairman of the Board	68	1995	2015
Russell E. Brandt	Director	61	1991	2016
Andrew J. Gumm	Director	65	1991	2015
James L. Mohr	Director	64	2009	2016
Rondi Rohr-Dralle	Director	58	2014	2017
James A. Spella	Director	69	1999	2017
Terry Wendorff	Director	55	2007	2017
J.J. Ziegler	Director	58	2001	2016

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

Directors:
Raymond F. Lipman is our President and Chief Executive Officer and serves as Chairman of our Board of Directors. He has been employed with Westbury Bank since 1976 in a variety of roles, including as Chief Financial Officer for 15 years. He has served as President since 1991, Chief Executive Officer since 1994 and Chairman of the Board since 2005. Mr. Lipman has over 35 years of community banking experience. Mr. Lipman holds a degree in accounting from the University of Wisconsin-Whitewater. Mr. Lipman has extensive ties to the community that support our business generation, including service with the West Bend Economic Development Corporation, West Bend Rotary Club, and Mr. Lipman is a past President of the West Bend Economic Development Corporation. Mr. Lipman was selected to serve as a director because his extensive experience in a variety of roles at Westbury Bank provides a broad and unique perspective on the challenges facing our organization and on our business strategies and operations.
William D. Gehl is the Chairman of IBS of Southeastern Wisconsin, a distributor of portable power products, a position he has held since 2011. He is also the chairman of FreightCar America, Inc., a publicly traded company manufacturer of railroad freight cars, a position he has held since 2012. Previously, from 1992 to 2008, he served as President and Chief Executive Officer of Gehl Company, a publicly traded company that was engaged in the manufacturing of compact construction equipment. He serves on the board of directors and audit committee of Astec Industries, Inc., a publicly traded manufacturer of infrastructure development equipment. He also serves on the boards of directors of Oilgear, Inc., a privately held manufacturer of hydraulic pumps and the West Bend Community Foundation, for which he also currently serves as President. Mr. Gehl is a graduate of the University of Notre Dame, and holds an MBA from the Wharton School of Finance at the University of Pennsylvania and a juris doctor from the University of Wisconsin School of Law. He is a member of the Wisconsin and Florida State Bars. Mr. Gehl was selected to serve as a director because his business experience and educational background provide unique perspective on our business operations, and because his service on the board of directors and audit committees of publicly held companies provides insight with respect to issues that our organization faces as a public company, including oversight of financial controls and procedures and the preparation and review of financial statements.
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
Andrew J. Gumm is the founder of AJG Consulting LLC, which provides consulting services to utility companies with an emphasis on regulatory approvals for utility projects. Prior to his retirement in 2012, he was employed by Wisconsin Energies for over 40 years in a variety of roles, including Senior Manager of Project Siting and Approvals. He holds a degree in business administration from Carthage College in Kenosha, Wisconsin. Mr. Gumm is a board member of the Museum of Wisconsin Art, Threshold, Inc., and a founding board member of the Ozaukee Washington County Land Trust, and is past President of the West Bend Economic Development Corporation and a past President of the Washington County Economic Development Corporation. Mr. Gumm was selected to serve as a director because of his extensive management experience at a regulated entity, and because his service to the community in which we operated provides a unique perspective on economic and other conditions in our market area.
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
Rondi Rohr-Dralle is a certified public accountant, and holds a bachelor’s degree in accounting from the University of Wisconsin. Since 2008, she has served as the Vice President of Investor Relations and Corporate Development at Rockwell Automation, Inc., Milwaukee, Wisconsin, a NYSE-listed provider of industrial automation power, control and information solutions to manufacturers in a variety of businesses. Ms. Rohr-Dralle has been employed with Rockwell Automation, Inc. since 1999 and, in addition to her current position, has served as Vice President of Corporate Development and Group Vice President of Finance. From 1981 to 1999, she held a variety of senior and executive financial positions at Applied Power Inc. (the predecessor corporation to Actuant Corporation), including vice president of finance, treasurer and investment controller. Ms. Rohr-Dralle also was employed for three years at the accounting firm of Touche Ross (the predecessor to Deloitte) as an auditor. She also currently serves as Rockwell Automation’s co-executive sponsor for United Way. Ms. Rohr-Dralle was selected to serve as a director because her extensive management, financial and strategic experience at a publicly held company provides a unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures, as well as the development of our strategic, management and growth initiatives and our public company reporting and compliance.
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
Terry Wendorff is the President of Sno-Way International, Inc., a manufacturer of snow and ice control equipment, where he has served since 1993. From 1980 to 1993, he served as operations manager for Simone Engineering, Inc., a multi-state distributor of valves, instruments and controls. Mr. Wendorff is a member and past president of the Kettle Moraine Lions Club, and is a member and past president of the Harford Area Chamber of Commerce. Mr. Wendorff was selected to serve as a director because his experience managing and overseeing a business provides perspective with respect to general business operations and experience reviewing financial statements.
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
Executive Officers Who Are Not Directors:
Greg J. Remus has been employed by Westbury Bank since 2009, and is currently serving as Chief Operating Officer and Senior Vice President of Lending. Mr. Remus has over 20 years of experience in the financial services industry. He previously served as Vice President of Commercial Real Estate for M&I Bank from 2004 to 2009 and, before that, as Vice President Commercial Lending of ISB Community Bank. Mr. Remus holds a degree in mathematics from the University of Wisconsin. His responsibilities include general oversight of all our banking operations with an emphasis on commercial business, multi-family and commercial real estate loan portfolio, including credit quality, underwriting, administration, collections, loan yield pricing and portfolio growth.
Kirk J. Emerich has been employed by Westbury Bank since 1992, and is currently serving as Senior Vice President and Chief Financial Officer. He has over 26 years of experience in the financial services industry, having served as an accountant with Ernst & Young for six years prior to joining Westbury Bank. He served as a director of Westbury Bank for four years, stepping down in 2008 upon the completion of the merger with Continental Savings Bank. Mr. Emerich holds a degree in accounting from the University of Wisconsin-Whitewater, and is a certified public accountant. His responsibilities include the management and supervision of the Accounting, Compliance, and Information Technology Departments. Mr. Emerich oversees the preparation of financial statements and budgets, capital planning initiatives, and the asset/liability and investment management function. He is a member and past president of the West Bend Sunrise Rotary, treasurer of the West Bend Sunrise Rotary Foundation, and past president of the West Bend Area Chamber of Commerce.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended September 30, 2014, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

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
The Audit Committee is comprised of Directors Mohr (Chairman), Gumm, Rohr-Dralle and Wendorff. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and applicable SEC regulations. Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the SEC, our board of directors believes that Mr. Mohr qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules.

ITEM 11.	Executive Compensation.
Executive Officer Compensation
Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated individuals for the years ended September 30, 2014 and September 30, 2013. Each individual listed in the table below is referred to as a named executive officer.

Summary Compensation Table
Name and principal position		Salary ($)	Bonus ($)	Stock Awards($) (1)	Option Awards ($) (1)	All other compensation ($)(2)	Total ($)
Raymond F. Lipman President and Chief Executive Officer	2014	261,677	25,000	603,668	201,850	32,888	1,125,083
	2013	255,054	24,707	—	—	36,708	316,469
Greg J. Remus Chief Operating Officer and Senior Vice President of Lending	2014	161,038	20,700	495,307	197,364	16,717	891,126
	2013	136,529	14,890	—	—	5,714	157,133
Kirk J. Emerich Senior Vice President and Chief Financial Officer	2014	152,885	20,000	402,450	134,568	22,288	732,191
	2013	146,688	15,438		—	12,506	174,632

_________________________

(1)
These amounts represent the aggregate grant date fair value for outstanding restricted stock awards and stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of restricted stock awards and stock option awards are included in Note 16 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission. For stock option awards, amounts reported are grant date fair values computed based upon the Black-Scholes options valuation model, which estimated the present dollar value of the Company's common stock options at the time of the grant. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the options is exercised. Therefore, there is no assurance that the value realized by a named executive officer will be at or near the value shown above. For restricted stock awards, the amount shown reflects the aggregate grant date fair value of restricted stock awards granted to a named executive officer on June 26, 2014 with a grant date market value of $15.20 per share. Since all grants vest (are earned) at a rate of 20% per year beginning in 2015, the named executive officer will not recognize any income from the awards during 2014.

(2)
For 2014, the amounts in this column reflect what Westbury Bancorp, Inc. or Westbury Bank paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the following table:

All Other Compensation
Name	Auto Expenses ($)	Country Club Dues ($)	Board Fees ($)	Life Insurance Premiums ($)	Long-Term Disability Premiums ($)	Employer Contributions to 401(k) Plan ($)	ESOP Awards ($)	Total All Other Compensation ($)
Raymond F. Lipman	1,786	1,158	5,250	2,010	527	8,241	13,916	32,888
Greg J. Remus	—	—	—	205	464	6,361	9,687	16,717
Kirk J. Emerich	3,972	1,099	—	338	457	6,051	10,371	22,288

Outstanding Equity Awards at Fiscal Year-End. The table below summarizes the outstanding equity awards for our President and Chief Executive Officer and our two other most highly compensated individuals at September 30, 2014. Each individual listed in the table below is referred to as a named executive officer.

	Option Awards					Stock Awards
Name and principal position	Number of securities underlying unexercised options - Exercisable	Number of securities underlying unexercised options - Unexercisable	Number of securities underlying unexercised unearned options	Option Exercise Price	Option Expiration Date	Number of shares of stock that have not vested	Market value of shares of stock that have not vested	Number of unearned shares of stock that have not vested	Market value of unearned shares of stock that have not vested
Raymond F. Lipman	—	71,578	71,578	$15.20	6/25/2024	39,715	$598	39,715	$598
Greg J. Remus	—	69,987	69,987	15.20	6/25/2024	32,586	490	32,586	490
Kirk J. Emerich	—	47,719	47,719	15.20	6/25/2024	26,477	398	26,477	398

Employment Agreements. Westbury Bank entered into an employment agreement with Mr. Lipman in February 2014. The employment agreement has a three-year term and expires in February 2017. The agreement provides for the payment of base salary which must be reviewed at least annually and which may be increased but not decreased, except for decreases applicable to all officers. The current base salary for the executive is $263,158. The agreement also provides for participation in bonus programs and other employee benefit plans, arrangements and perquisites applicable to senior officers. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Westbury Bank also entered into employment agreements with Mr. Remus and Mr. Emerich in February 2014. The employment agreements have two-year terms and expire in February 2016 unless renewed. Each employment agreement has substantially similar terms. Commencing on December 31, 2014 and on each subsequent anniversary thereafter, the agreements may be renewed for an additional year so that the remaining term will be two years, provided that the Board of Directors has approved the extension of the term. The agreement provides for the payment of base salary which must be reviewed at least annually and which may be increased but not decreased except for decreases applicable to all employees. The current base salaries for Messrs. Remus and Emerich are $170,000 and $153,750 respectively. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.
Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (i)  a material change in the nature of the executive’s authority resulting in a reduction of the responsibility, or importance of executive’s position (ii) a material reduction in the benefits or perquisites paid to the executive unless such reduction is employer-wide, or (iii) a material breach of the employment agreement by Westbury Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement. For this purpose, the bonuses payable will be deemed to be equal to the average bonus paid during the prior three years. In addition, the executive would be entitled to receive a lump sum payment equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under Westbury Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.
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
Upon termination of the executive’s employment, the executive may be subject to certain restrictions on their ability to compete, or to solicit business or employees of Westbury Bank and Westbury Bancorp, Inc. for a period of one year following termination of employment.

Salary Continuation Agreements. Westbury Bank entered into non-qualified salary continuation agreements with each of Raymond Lipman and Kirk Emerich in 2004. The two agreements, which contain substantially identical terms, provide that Messrs. Lipman and Emerich, respectively, are entitled to receive a supplemental retirement benefit of $89,900 and $62,000 a year, respectively, payable over 20 years following a termination of employment on or after age 65, with the benefit paid in monthly installments. The benefits under the agreements are not vested; however, if Messrs. Lipman and Emerich terminate employment on or after age 62 but prior to age 65, the executive will be entitled to a reduced benefit, which will also be payable over 20 years with the benefit paid in monthly installments. The agreement also provides a benefit in the event of the executive’s death or disability.
401(k) Plan. In connection with the conversion, the Bank adopted the Westbury Bank 401(k) Profit Sharing Plan (“401(k) Plan”), effective October 15, 2012. The 401(k) Plan amends and supersedes the Westbury Bank 401(k) Profit Sharing Plan. Employees who have attained age 21 and completed six months of employment are eligible to participate in the 401(k) Plan. Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2014, the salary deferral contribution limit is $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500, for a total contribution of $23,000. In addition to salary deferral contributions, Westbury Bank may make matching contributions and profit sharing contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of his or her termination of employment with Westbury Bank.
Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options. In connection with the conversion, each participant will be allowed to invest his or her account balance in the common stock of Westbury Bancorp, Inc. through the Westbury Bancorp, Inc. Stock Fund.
Employee Stock Ownership Plan. In connection with the conversion, which was completed on April 9, 2013, Westbury Bank adopted an employee stock ownership plan for eligible employees. Eligible employees begin participation in the employee stock ownership plan on the later of the effective date of the conversion (April 9, 2013) or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

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
Director Compensation

The following table sets forth for the fiscal year ended September 30, 2014 certain information as to the total remuneration we paid to our directors other than to our named executive officers. Information with respect to director compensation paid to directors who are also named executive officers is included above in “-Executive Officer Compensation-Summary Compensation Table.”

Name	Fees earned or paid in cash ($)(1)	Stock Awards ($) (2)	Option Awards ($) (2)	All other compensation ($)(3)	Total ($)

Russell E. Brandt	26,850	92,872	27,124	1,514	148,360
William D. Gehl	30,200	92,872	27,124	2,010	152,206
Gerald R. Guarnaccio (4)	7,600	—	—	—	7,600
Andrew J. Gumm	40,950	92,872	27,124	1,723	162,669
James L. Mohr	26,800	92,872	27,124	—	146,796
Rondi Rohr-Dralle	16,100	92,872	27,124	—	136,096
James A. Spella	26,100	92,872	27,124	2,117	148,213
Terry Wendorff	27,250	92,872	27,124	—	147,246
J.J. Ziegler	26,750	92,872	27,124	1,389	148,135

(1)	Amounts in this column include contributions by Mr. Guarnaccio to the Westbury Bank deferred compensation plan.
(2) Reflects the aggregate grant date fair value of shares of restricted stock or stock options, as appropriate. The assumptions used in the valuation of these awards are included in Note 16 to the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the Securities and Exchange Commission. As of September 30, 2014, each Directors held 6,110 unvested shares of restricted stock and 9,618 unvested stock options.

(3)	Amounts in this column reflect the cost of long-term care insurance premiums paid by Westbury Bank.

(4)	Mr. Guarnaccio retired effective February 19, 2014.

Director Fees

Each director of Westbury Bank is paid a monthly retainer of $1,750. The vice chairman and the lead independent director receive an additional monthly retainer of $875. Each director is paid a fee of $800 for each special meeting attended during the fiscal year. Additionally, each director is a paid a fee for his services on the audit committee, enterprise risk committee, nominating and corporate governance committee, personnel and compensation committee and directors’ loan committee in the amount of $300 ($500 for the chairman of the committee), respectively, for each committee meeting attended. Westbury Bancorp, Inc. does not separately compensate directors for service on the board of directors or committees of Westbury Bancorp, Inc.

Director Plan

Deferred Compensation Plan. Westbury Bank maintains a deferred compensation plan for selected directors. The only participants are Gerald Guarnaccio and James Mohr. Under the deferred compensation plan, participants are permitted to defer all or a portion of their compensation. The deferred compensation plan, which is an unfunded plan, provides that interest on the deferred amounts will be computed at a rate equal to the greater of (a) the prime rate, as published in the Wall Street Journal, on the first day of each calendar quarter, minus two hundred (200) basis points, or (b) three percent (3%). Each participant is always 100% vested in his account balance. Participants will receive a distribution in a single lump sum or in annual installments in accordance with a participant’s written elections. For the fiscal years ended September 30, 2014 and 2013, Mr. Guarnaccio deferred $7,600 and$25,100, respectively, and received an interest credit of $12,869 and $11,949, respectively. Mr. Mohr ceased to defer compensation to the plan effective January 1, 2012. For the fiscal years ended September 30, 2014 and 2013, Mr. Mohr received an interest credit of $6,198 and $6,025, respectively.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of September 30, 2014 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column)
Equity compensation plans approved by stockholders	529,889	15.20	182,938
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	529,889	15.20	182,938

Security Ownership of Management and Certain Beneficial Owners
Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the SEC regarding such ownership. The following table sets forth, as of September 30, 2014, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Westbury Bank Employee Stock Ownership Plan is 200 South Main Street, West Bend, Wisconsin 53095.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1), (2)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders

Westbury Bank ESOP	390,833	(2)	7.70%
Castine Capital Management, LLC One International Place Boston, Massachusetts 02210	376,000	(3)	7.41%
Lawrence B. Seidman Ivy Corporate Park Parsippany, New Jersey 07054	330,242	(4)	6.51%

Directors and Executive Officers

Raymond F. Lipman, President, Chief Executive Officer and Chairman of the Board	88,386	(5)	1.74%
William D. Gehl, Vice Chairman of the Board	13,610	(6)	*
Russell E. Brandt, Director	16,110	(7)	*
Andrew J. Gumm, Director	21,110	(8)	*
James L. Mohr, Director	11,610	(9)	*
Rondi Rohr-Dralle, Director	14,110	(6)	*
James A. Spella, Director	11,110	(10)	*
Terry Wendorff, Director	21,110	(6)	*
J.J. Ziegler, Director	26,110	(11)	*
Greg J. Remus, Chief Operating Officer and Senior Vice President of Lending	56,182	(12)	1.40%
Kirk J. Emerich, Senior Vice President and Chief Financial Officer	35,980	(13)	*
Michael C. Holland, Senior Vice President and Chief Credit Officer	7,108	(14)	*
Nancie P. Heaps, Senior Vice President of Human Resources and Marketing and Secretary	16,519	(15)	*

All directors and executive officers as a group (13 persons)	339,055		6.68%

*	Less than 1%.

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

(2)	Represents shares held in our employee stock ownership plan which have not been allocated to participant accounts.

(3)	Based on a Schedule 13F-HR filed with the Securities and Exchange Commission on November 14, 2014 showing ownership as of September 30, 2014.

(4)	Based on a Schedule 13F-HR filed with the Securities and Exchange Commission on November 12, 2014 showing ownership as of September 30, 2014.

(5)
Includes 15,000 shares held by Mr. Lipman’s wife, over which Mr. Lipman is deemed to have shared voting and dispositive power together with his wife, 17,651 held in Mr. Lipman’s account in Westbury Bank’s 401(k) Plan, 14,500 held by an IRA for the benefit of Mr. Lipman, 1,020 held in Mr. Lipman's account in Westbury Bank's ESOP and 40,215 unvested shares of restricted stock.

(6)	Includes 6,110 unvested shares of restricted stock.

(7)	Includes 10,000 shares held by an IRA for the benefit of Mr. Brandt and 6,110 unvested shares of restricted stock.

(8)	Includes 15,000 shares held by an IRA for the benefit of Mr. Gumm and 6,110 unvested shares of restricted stock.

(9)	Includes 500 shares held by Mr. Mohr’s son, over which Mr. Mohr is deemed to have shared voting and dispositive power together with his son, and 6,110 unvested shares of restricted stock.

(10)	Includes 5,000 shares held as Trustee of the James and Karen Spella Revocable Living Trust and 6,110 unvested shares of restricted stock.

(11)	Includes 2,500 shares held by the Andreas John Ziegler 1999 Trust and 2,500 held by the Charles Benjamin Ziegler 1997 Trust and 6,110 unvested shares of restricted stock.

(12)
Includes 6,943 shares held by Mr. Remus’ wife, over which Mr. Remus is deemed to have shared voting and dispositive power together with his wife, 1,686 held in Mr. Remus’ account in Westbury Bank’s 401(k) Plan, 710 held in Mr. Remus's account in Westbury Bank's ESOP, 13,100 held by an IRA for the benefit of Mr. Remus and 33,743 unvested shares of restricted stock.

(13)
Includes 8,387 shares held in Mr. Emerich’s account in Westbury Bank’s 401(k) Plan, 760 held in Mr. Emerich's account in Westbury Bank's ESOP, 330 held by an IRA for the benefit of Mr. Emerich and 26,476 unvested shares of restricted stock.

(14)	Includes 35 shares held in Mr. Holland's account in Westbury Bank's 401(k) Plan, 3,000 held by an IRA for the benefit of Mr. Holland and 4,073 unvested shares of restricted stock.

(15)
Includes 9,087 shares held in Ms. Heaps’ account in Westbury Bank’s 401(k) Plan, 500 held in Ms. Heaps' account in Westbury Bank's ESOP, 1,840 held by an IRA for the benefit of Ms. Heaps and 5,092 unvested shares of restricted stock.

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

The following table sets forth loans made by Westbury Bank to its directors and executive officers where the largest amount of all indebtedness outstanding during the year ended September 30, 2014, and all amounts of interest payable during the year, respectively, exceeded $120,000, and where the borrowers received reduced interest rates pursuant to the employee loan program described above. Except for the reduced interest rates, all loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Westbury Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Name	Type of Loan	Largest Aggregate Balance from October 1, 2013 to September 30, 2014	Interest Rate on September 30, 2014	Principal balance on September 30, 2014	Amount of Principal Paid from October 1, 2013 to September 30, 2014	Amount of Interest Paid from October 1, 2013 to September 30, 2014

Andrew J. Gumm	Mortgage on primary home	$319,260	3.75%	$314,461	$4,799	$14,890
Andrew J. Gumm	Home equity loan on primary	33,596	3.75	27,185	10,424	1,121
J.J. Ziegler	Mortgage on primary home	28,731	4.69	2,260	26,471	765
J.J. Ziegler	Home equity loan on primary	95,618	2.75	92,277	18,511	2,458
Westbury Bank is in compliance with federal regulations with respect to its loans and extensions of credit to executive officers and directors. The aggregate amount of our loans to our executive officers and directors and their related entities was $4.7 million at September 30, 2014. As of September 30, 2014, these loans were performing according to their original terms.

Other Transactions. In addition to loans to directors and executive officers, during the fiscal year ended September 30, 2014, Westbury Bank paid $138,508 in legal fees to the Schloemer Law Firm, of which Director James Spella is a partner; and $188,563 in rent for one of its branch offices to Ziegler-Bence Development, a real estate development and management company of which Director J.J. Ziegler is a partner.

Board and Committee Independence

The Board of Directors has determined that each of our directors, with the exception of President and Chief Executive Officer Raymond F. Lipman and James A. Spella, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Lipman is not independent because he is one of our executive officers, and Mr. Spella is not independent because payments by Westbury Bank of legal fees to the Schloemer Law Firm, of which Mr. Spella is a partner, exceeded limitations under applicable Nasdaq rules during 2012 and 2013. Each director who serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the listing standards of the Nasdaq Stock Market and applicable SEC regulations for purposes of service on each of such committees.
In determining the independence of the other directors, the Board of Directors considered the following facts. During the fiscal year ended September 30, 2014, Westbury Bank paid $188,563 in rent for one of its branch offices to Ziegler-Bence Development, a real estate development and management company of which Director J.J. Ziegler is a partner; $36,067 in fees for various printing services to Brandt Printing, Inc., a printing company owned by Director Russell Brandt; and $29,902 in fees for property management and remodeling services to Gerald Nell Inc., a property management company with which Director Gerald Guarnaccio, who retired from the Board in February 2014, was employed as vice president of operations for the construction division. The Board of Directors determined that the payment of market rent for commercial space does not interfere with Mr. Ziegler’s exercise of independent judgment in carrying out his responsibilities as a director; that the payment of market prices for printing services does not interfere with Mr. Brandt’s exercise of independent judgment in carrying out his responsibilities as a director; and that the payment of market prices for property management and remodeling services did not interfere with Mr. Guarnaccio’s exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.	Principal Accounting Fees and Services.
Set forth below is certain information concerning aggregate fees billed for professional services rendered by McGladrey LLP during the years ended September 30, 2014 and 2013.

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $256,000 and $253,000 during the years ended September 30, 2014 and 2013, respectively, and an additional $0 and $89,000 during the years ended September 30, 2014 and 2013 related to the mutual-to-stock conversion of WBSB Bancorp, MHC, including the change in our fiscal year end from December 31 to September 30.

Audit Related Fees. The aggregate fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements and that are not already reported in “-Audit Fees,” above, were $44,000 and $29,000, during the years ended September 30, 2014 and 2013.
These services related to audits of our 401(k) plan, ESOP and HUD reporting as well as agreed-upon procedures for student loans.

Tax Fees. The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $20,000 and $20,000 during the years ended September 30, 2014 and 2013, respectively, and an additional $0 and $4,000 during the year ended September 30, 2014 and 2013, respectively, related to the mutual-to-stock conversion of WBSB Bancorp, MHC, including the change in our fiscal year end from December 31 to September 30.

All Other Fees. There were no fees billed to us during the years ended September 30, 2014 and 2013 that are not described above.

The Audit Committee has adopted a pre-approval policy, and preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by McGladrey LLP, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets – September 30, 2014 and 2013;

(C)	Consolidated Statements of Operations for the years ended September 30, 2014 and 2013;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2014 and 2013;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2014 and 2013;

(F)	Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.

4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*

10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*

10.4	Employment Agreement between Westbury Bank and Raymond F. Lipman**

10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich**

10.6	Employment Agreement between Westbury Bank and Greg J. Remus**

10.7	Change in Control Agreement between Westbury Bank and Nancie P. Heaps*

10.8	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*

21	Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

**	Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

EXHIBIT INDEX

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*
10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*
10.4	Employment Agreement by and between Westbury Bank and Raymond F. Lipman**
10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich**
10.6	Employment Agreement between Westbury Bank and Greg J. Remus**
10.7	Change in Control Agreement between Westbury Bank and Nancie P. Heaps*
10.8	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
21	Subsidiaries*
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and 2013, (ii) the Consolidated Statements of Income for the year ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the year ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the year ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the year ended September 30, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.
**    Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westbury Bancorp, Inc.

		By:	/s/ Raymond F. Lipman
Date:	December 9, 2014		Raymond F. Lipman
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Raymond F. Lipman	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	December 9, 2014
Raymond F. Lipman

/s/ Kirk J. Emerich	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2014
Kirk J. Emerich

/s/ Russell E. Brandt	Director	December 9, 2014
Russell E. Brandt

/s/ William D. Gehl	Director	December 9, 2014
William D. Gehl

/s/ Andrew J. Gumm	Director	December 9, 2014
Andrew J. Gumm

/s/ James L. Mohr	Director	December 9, 2014
James L. Mohr

/s/ Rondi Rohr-Dralle	Director	December 9, 2014
Rondi Rohr-Dralle

/s/ James A. Spella	Director	December 9, 2014
James A. Spella

/s/ Terry Wendorff	Director	December 9, 2014
Terry Wendorff

/s/ J.J. Ziegler	Director	December 9, 2014
J.J. Ziegler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Westbury Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP
Milwaukee, Wisconsin
December 9, 2014

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
September 30, 2014 and 2013
(In Thousands)

	September 30, 2014	September 30, 2013
Assets
Cash and due from banks	$9,369	$25,742
Interest-bearing deposits	8,239	21,923
Cash and cash equivalents	17,608	47,665

Securities available-for-sale	90,346	105,705
Loans held for sale, at lower of cost or fair value	326	1,028
Loans, net of allowance for loan losses of $4,072 and $4,266 at September 30, 2014 and 2013, respectively	416,874	342,780
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	2,355	1,690
Real estate held for investment	3,763	6,172
Office properties and equipment, net	11,181	12,549
Cash surrender value of life insurance	12,742	12,358
Mortgage servicing rights	1,624	1,831
Deferred taxes	5,702	4,995
Other assets	3,504	3,839

Total assets	$568,695	$543,282

Liabilities and Stockholders' Equity
Liabilities
Deposits	$454,928	$440,978
Advances from Federal Home Loan Bank	17,000	—
Advance payments by borrowers for property taxes and insurance	5,869	5,700
Other liabilities	4,411	6,002
Total liabilities	482,208	452,680
Commitments and Contingencies (Notes 8, 9 12, 18 and 20)

Stockholders' Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,346,206 and 5,142,541 shares issued at September 30, 2014 and 2013, respectively	53	51
Additional paid-in capital	49,164	48,800
Retained earnings	45,190	46,625
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,754)	(4,114)
Accumulated other comprehensive loss	(46)	(760)
Less treasury stock, 271,296 shares at cost, at September 30, 2014	(4,120)	—
Total stockholders' equity	86,487	90,602

Total liabilities and stockholders' equity	$568,695	$543,282

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended September 30, 2014 and 2013
(In Thousands, except per share data)

	2014	2013
Interest and dividend income:
Loans	$16,248	$17,397
Investments - nontaxable	79	30
Investments - taxable	1,876	1,430
Interest bearing deposits	119	101
Total interest and dividend income	18,322	18,958
Interest expense:
Deposits	1,629	2,074
Advances from the Federal Home Loan Bank	8	—
Notes payable	—	47
Total interest expense	1,637	2,121
Net interest income before provision for loan losses	16,685	16,837
Provision for loan losses	550	1,380
Net interest income after provision for loan losses	16,135	15,457
Non-interest income:
Service fees on deposit accounts	4,189	4,236
Gain on sales of loans, net	214	1,971
Servicing fee income, net of amortization and impairment	399	298
Insurance and securities sales commissions	322	845
Gain on sales of securities	73	232
Gain (loss) on sales of branches and other assets	(67)	(22)
Increase in cash surrender value of life insurance	384	418
Rental income from real estate operations	621	590
Other income	109	410
Total non-interest income	6,244	8,978
Non-interest expense:
Salaries and employee benefits	9,246	8,478
Commissions	242	712
Occupancy	1,702	1,736
Furniture and equipment	490	529
Data processing	3,301	3,220
Advertising	369	322
Real estate held for investment	526	562
Net loss from operations and sale of foreclosed real estate	835	1,079
FDIC insurance premiums	618	811
Valuation loss on real estate held for sale	2,209	—
Branch realignment	619	—
Other expenses	4,829	5,700
Total non-interest expense	24,986	23,149
Income (loss) before income tax expense (benefit)	(2,607)	1,286
Income tax expense (benefit)	(1,172)	348
Net income (loss)	$(1,435)	$938
Earnings (loss) per share:
Basic	(0.31)	(0.06)
Diluted	(0.31)	(0.06)

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Years Ended September 30, 2014 and 2013
(In Thousands)

	2014	2013
Net income (loss)	$(1,435)	$938

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	1,227	(2,936)
Reclassification adjustment for realized gains included in net income	(73)	(232)
Other comprehensive income (loss), before tax	1,154	(3,168)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(440)	1,231
Other comprehensive income (loss), net of tax	714	(1,937)
Comprehensive loss	$(721)	$(999)

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years Ended September 30, 2014 and 2013
(In Thousands)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance, September 30, 2012	$—	$—	$—	$45,687	$—	$1,177	$—	$46,864

Stock conversion proceeds, net	—	51	48,800	—	—	—	—	48,851
Net income	—	—	—	938	—	—	—	938
Other comprehensive loss, net of tax	—	—	—	—	—	(1,937)	—	(1,937)
Purchase of 411,403 shares by ESOP	—	—	—	—	(4,114)	—	—	(4,114)

Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	—	$90,602

Net loss	—	—	—	(1,435)	—	—	—	(1,435)
Other comprehensive income, net of tax	—	—	—	—	—	714	—	714
Repurchase of 271,296 shares of common stock	—	—	—	—	—	—	(4,120)	(4,120)
Issuance of 203,665 shares of restricted stock	—	2	(2)	—	—	—	—	—
Stock based compensation expense	—	—	214	—	—	—	—	214
Allocation of 20,570 shares by ESOP	—	—	81	—	206	—	—	287
Commitment to be allocated of 15,428 ESOP shares	—	—	71	—	154	—	—	225

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2014 and 2013
(In Thousands)

	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(1,435)	$938
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	550	1,380
Depreciation and amortization	857	1,015
Net amortization of securities premiums and discounts	617	635
Amortization and impairment of mortgage servicing rights	208	370
Capitalization of mortgage servicing rights	(1)	(308)
Gain on sales of available-for-sale securities	(73)	(232)
Loss on sales of branches and other assets	67	22
Loss on sale of real estate held-for-sale	2,209	—
Proceeds from real estate held-for-sale	2,497	—
Branch realignment	233	—
(Gain) loss on sale of foreclosed real estate	146	(7)
Write-down of foreclosed real estate	397	415
Loans originated for sale	(12,596)	(91,684)
Proceeds from sale of loans	13,512	95,649
Gain on sale of loans, net	(214)	(1,971)
ESOP compensation expense	320	186
Stock based compensation expense	214	—
Deferred income taxes	(1,147)	375
Increase in cash surrender value of life insurance	(384)	(418)
Net change in:
Prepaid FDIC insurance assessment	66	968
Other assets	269	(139)
Other liabilities and advance payments by borrowers for property taxes and insurance	(1,222)	112
Net cash provided by operating activities	5,090	7,306

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(25,667)	(70,734)
Proceeds from sales of securities available-for-sale	29,767	11,584
Proceeds from maturities, prepayments, and calls of securities available-for-sale	11,869	14,406
Proceeds from real estate held for investment	—	1,748
Purchase of real estate held for investment	(5)	—
Net (increase) decrease in loans	(77,745)	29,403
Proceeds from sales of office properties and equipment	—	428
Purchases of office properties and equipment	(2,089)	(286)
Proceeds from sales of foreclosed real estate	1,893	2,966
Net cash used in investing activities	(61,977)	(10,485)

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2014 and 2013
(In Thousands)
Continued

	2014	2013
Cash Flows From Financing Activities
Net increase (decrease) in deposits	13,950	(25,780)
Increase in overnight FHLB borrowings	17,000	—
Proceeds from issuance of common stock, net of costs	—	48,851
Purchase of treasury stock	(4,120)	—
Unearned employee stock ownership (ESOP)	—	(4,114)
Net change in notes payable	—	(1,254)
Net cash provided by financing activities	26,830	17,703

Net increase (decrease) in cash and cash equivalents	(30,057)	14,524

Cash and cash equivalents at beginning	47,665	33,141

Cash and cash equivalents at end	$17,608	$47,665

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,663	$2,130

Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$3,101	$2,336
Real estate held for investment transferred to real estate held for sale	2,255	—
Office properties and equipment transferred to real estate held for sale	2,451	—
See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Organization and principles of consolidation:  The consolidated financial statements include the accounts of the Company and the Bank.  The financial statements of the Bank include the accounts of its wholly-owned subsidiary, CRH, Inc., a Wisconsin real estate holding company. The financial statements of the Bank also include two wholly-owned limited liability corporations (LLC). These have been formed to own certain of the Bank’s foreclosed properties. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the Company’s own loss experience over the most recent three year period, adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience and other elements of the Company’s lending operations.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Real estate held for investment/sale: Real estate held for investment includes land, rental properties, and certain real estate development projects. Land and real estate development projects are carried at the lower of cost plus capitalized development period interest, or fair value less costs to sell, and are periodically evaluated for impairment. Rental properties are carried at cost less provisions for depreciation computed by the straight-line method over the estimated life of the property. Rental revenue is recognized on a straight-line basis over the term of the lease unless another systemic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets in the accompanying consolidated balance sheets.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Expenditures for normal repairs and maintenance are charged to expense as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the resulting gain or loss is recorded.

Cash surrender value of life insurance: The Company has purchased bank-owned life insurance policies on certain executives. Bank-owned life insurance is recorded at its cash surrender value. Changes in the cash surrender values are included in non-interest income.

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

Stock-based compensation: The Company accounts for its equity awards in accordance with ASC Topic 718.  ASC Topic 718 requires public companies to recognize compensation expense related to stock-based equity awards in their income statements.  See Note 16 below for more information.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Reclassification: Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. These reclassifications had no effect on net income or loss.

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

Recent accounting pronouncements: In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) - Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carrryforward Exists. ASU 2013-11 is intended to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carrryforward exists. This presentation had not been addressed in Topic 740 and there was diversity in reporting practices in those instances. ASU 2013-11 requires an unrecognized tax benefit to be presented as a liability and not netted against a deferred tax asset. ASU 2013-11 is effective for reporting periods beginning after December 15, 2014. Adoption by the Company is not expected to have an impact on the consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 is intended to clarify the accounting for and improve the disclosures related to repurchase-to-maturity transactions and repurchase financings. ASU 2014-11 is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning after December 15, 2015. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Topic 310) - Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. ASU 2014-14 is intended to clarify the accounting for and improve the consistency of balance sheet classification of certain foreclosed mortgage loans that are either fully or partially guaranteed under government programs. Greater consistency in classification of such mortgage loans upon foreclosure is expected to provide more decision-useful information about a creditor's foreclosed mortgage loans that are expected to be recovered, at least in part, through government guarantees. ASU 2014-14 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 2.	Plan of Conversion and Change in Corporate Form

On September 5, 2012, the Board of Directors of WBSB Bancorp, MHC (“MHC”) adopted a plan of conversion and reorganization (“Plan”). The Plan was approved by the Board of Governors of the Federal Reserve System. The Plan was approved by the affirmative vote of a majority of the total votes eligible to be cast by the voting members of the MHC at a special meeting held on April 1, 2013. The Plan provided for the reorganization of the MHC from a federally chartered mutual holding company into a stock holding company, Westbury Bancorp, Inc. (the “Company”) and an offering by the Company of shares of its common stock to eligible depositors of Westbury Bank (the “Bank”) and the public. The Company is incorporated under the laws of the State of Maryland and owns all of the outstanding common stock of the Bank. The reorganization and conversion was completed with the sale of 5,091,625 shares at $10.00 per share on April 9, 2013 and shares of the Company began trading on April 10, 2013.

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

The costs of reorganization and issuing the common stock have been deducted from the sales proceeds of the offering. The Company recognized $2,574 in reorganization and stock issuance costs for the year ended September 30, 2013.

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

Note 3.    Cash and Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank, based upon a percentage of certain deposits. These required reserve balances totaled approximately $642 and $256 at September 30, 2014 and 2013, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 4.    Securities Available-for-Sale

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Government and agency securities	$5,250	—	$(71)	$5,179
U.S. Government agency residential mortgage-backed securities	37,144	389	(337)	37,196
U.S. Government agency collateralized mortgage obligations	3,458	30	(56)	3,432
U.S. Government agency commercial mortgage-backed securities	10,835	11	(94)	10,752
Municipal securities	33,735	280	(228)	33,787
	$90,422	$710	$(786)	$90,346

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

U.S. Government and agency securities	$7,155	—	$(354)	$6,801
U.S. Government agency residential mortgage-backed securities	50,447	417	(660)	50,204
U.S. Government agency collateralized mortgage obligations	6,862	52	(84)	6,830
U.S. Government agency commercial mortgage-backed securities	1,069	—	(34)	1,035
Municipal securities	38,861	308	(877)	38,292
Corporate bonds	2,541	2	—	2,543
	$106,935	$779	$(2,009)	$105,705

The amortized cost and fair value of securities available-for-sale, by contractual maturity at September 30, 2014, are shown in the following table. Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not presented in the maturity categories in the table below.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

	September 30, 2014
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$2,157	$2,162
Due after one year through five years	20,361	20,499
Due after five years through ten years	11,533	11,467
Due after ten years	4,934	4,838
U.S. Government agency collateralized mortgage obligations	3,458	3,432
U.S. Government agency residential mortgage-backed securities	37,144	37,196
U.S. Government agency commercial mortgage-backed securities	10,835	10,752
	$90,422	$90,346

Proceeds from sales of securities available-for-sale during the year ended September 30, 2014 and 2013 were $29,767 and $11,584, respectively. Gross realized gains, during the year ended September 30, 2014 and 2013, on these sales amounted to $304 and $256, respectively. Gross realized losses on these sales were $231 and $24 during the year ended September 30, 2014 and 2013, respectively.

Securities with carrying values of $3,872 and $8,346 at September 30, 2014 and September 30, 2013, respectively, were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Government and agency securities	$—	$—	5,179	(71)	5,179	$(71)
U.S. Government agency residential mortgage-backed securities	9,617	(54)	13,075	(283)	22,692	(337)
U.S. Government agency collateralized mortgage obligations	—	—	891	(56)	891	(56)
U.S. Government agency commercial mortgage-backed securities	6,235	(73)	1,033	(21)	7,268	(94)
Municipal securities	3,046	(8)	13,621	(220)	16,667	(228)
	$18,898	$(135)	$33,799	$(651)	$52,697	$(786)

	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Government and agency securities	$6,801	$(354)	—	—	6,801	$(354)
U.S. Government agency residential mortgage-backed securities	31,192	(660)	—	—	31,192	(660)
U.S. Government agency collateralized mortgage obligations	2,120	(18)	1,153	(66)	3,273	(84)
U.S. Government agency commercial mortgage-backed securities	1,035	(34)	—	—	1,035	(34)
Municipal securities	24,658	(785)	1,758	(92)	26,416	(877)
Corporate Bonds	1,541	—	—	—	1,541	—
	$67,347	$(1,851)	$2,911	$(158)	$70,258	$(2,009)

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

At September 30, 2014, the investment portfolio included 63 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 25 securities which had been in unrealized loss positions for less than twelve months. At September 30, 2013, the investment portfolio included 13 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 148 securities which had been in unrealized loss positions for less than twelve months. These securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary. In addition, the Company does not intend to sell these investment securities for a period of time sufficient to allow for anticipated recovery. The Company does not have any current requirement to sell its investment in the issuer prior to any anticipated recovery in fair value.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 5.	Loans
A summary of the balances of loans follows:

	September 30, 2014	September 30, 2013
	(In thousands)
Real Estate:
Single Family	$135,337	$132,496
Multifamily	76,396	47,178
Commercial real estate	135,121	112,237
Construction and land development	16,362	10,629
Total Real Estate	363,216	302,540
Commercial Business	37,675	25,003

Consumer:
Home equity lines of credit	14,275	13,652
Education	4,694	5,189
Other	1,321	798
Total Consumer	20,290	19,639

Total Loans	421,181	347,182
Less:
Net Deferred Loan Fees	235	136
Allowance for Loan Losses	4,072	4,266
Net Loans	$416,874	$342,780

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and September 30, 2013:

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2014	Current	Past Due	Past Due	or More	Total
	(In thousands)
Single family	$133,102	$1,623	$162	$450	$135,337
Multifamily	76,396	—	—	—	76,396
Commercial real estate	134,584	178	163	196	135,121
Construction and land development	16,362	—	—	—	16,362
Commercial business	37,653	—	—	22	37,675
Consumer and other:
Home equity lines of credit	13,918	228	—	129	14,275
Education	4,502	28	44	120	4,694
Other	1,319	—	—	2	1,321
	$417,836	$2,057	$369	$919	$421,181

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2013	Current	Past Due	Past Due	or More	Total
	(In thousands)
Single family	$127,631	$406	$1,571	$2,888	$132,496
Multifamily	47,178	—	—	—	47,178
Commercial real estate	105,683	—	5,485	1,069	112,237
Construction and land development	10,437	—	—	192	10,629
Commercial business	24,976	27	—	—	25,003
Consumer and other:
Home equity lines of credit	13,180	116	90	266	13,652
Education	4,991	64	26	108	5,189
Other	791	2	1	4	798
	$334,867	$615	$7,173	$4,527	$347,182

There were no loans past due ninety days or more still accruing interest as of September 30, 2014 and September 30, 2013.

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
	(In thousands)
Single family	$791	$4,207
Multifamily	—	2,638
Commercial real estate	350	1,283
Construction and land development	—	192
Commercial business	22	—
Consumer and other:
Home equity lines of credit	145	285
Education	120	134
Other	2	4
	$1,430	$8,743

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Substandard - A substandard asset is an asset with a well-defined weakness that jeopardizes repayment in whole, or in part, of the debt. These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged. These assets are characterized by the distinct possibility that the Company will or has sustained some loss of principal and/or interest if the deficiencies are not corrected.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2014 and 2013:

September 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Single family	$132,067	$1,317	$118	$1,835	—	$135,337
Multifamily	73,876	1,915	445	160	—	76,396
Commercial real estate	126,319	6,117	858	1,827	—	135,121
Construction and land development	16,357	—	—	5	—	16,362
Commercial business	34,112	3,459	—	104	—	37,675
Consumer and other:
Home equity lines of credit	14,088	—	—	187	—	14,275
Education	4,694	—	—	—	—	4,694
Other	1,319	—	—	2	—	1,321
Total	$402,832	$12,808	$1,421	$4,120	—	$421,181

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Single family	$127,395	$454	$121	$4,526	—	$132,496
Multifamily	41,700	2,667	—	2,811	—	47,178
Commercial real estate	93,953	13,713	2,549	2,022	—	112,237
Construction and land development	10,438	—	—	191	—	10,629
Commercial business	21,930	2,140	928	5	—	25,003
Consumer and other:
Home equity lines of credit	13,306	—	—	346	—	13,652
Education	5,189	—	—	—	—	5,189
Other	794	—	—	3	—	798
	$314,706	$18,974	$3,598	$9,904	—	$347,182

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended September 30, 2014 and 2013:

Year Ended			Commercial	Construction and	Commercial	Consumer
September 30, 2014	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	(92)	588	130	(83)	359	(352)	550
Loans charged-off	(870)	—	(254)	—	(159)	(53)	(1,336)
Recoveries	161	4	35	10	43	339	592
Ending balance	$1,072	$757	$1,412	$301	$454	$76	$4,072

Period-ended amount allocated for:
Individually evaluated for impairment	$40	—	$38	—	—	58	$136
Collectively evaluated for impairment	1,032	757	1,374	301	454	18	3,936
Ending Balance	$1,072	$757	$1,412	$301	$454	$76	$4,072

Loans:
Individually evaluated for impairment	$1,734	$1,915	$630	$—	—	$203	$4,482
Collectively evaluated for impairment	133,603	74,481	134,491	16,362	37,675	20,087	416,699
Ending Balance	$135,337	$76,396	$135,121	$16,362	$37,675	$20,290	$421,181

Year Ended			Commercial	Construction and	Commercial	Consumer
September 30, 2013	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,390	$712	$3,249	$293	$810	$236	$6,690
Provision for loan losses	2,324	(548)	(165)	279	(530)	20	1,380
Loans charged-off	(1,922)	—	(1,603)	(198)	(125)	(127)	(3,975)
Recoveries	81	1	20	—	56	13	171
Ending balance	$1,873	$165	$1,501	$374	$211	$142	$4,266

Period-ended amount allocated for:
Individually evaluated for impairment	$301	65	$13	97	—	61	$537
Collectively evaluated for impairment	1,572	100	1,488	277	211	81	3,729
Ending Balance	$1,873	$165	$1,501	$374	$211	$142	$4,266

Loans:
Individually evaluated for impairment	$2,522	$5,246	$1,857	$191	—	$205	$10,021
Collectively evaluated for impairment	129,974	41,932	110,380	10,438	25,003	19,434	337,161
Ending Balance	$132,496	$47,178	$112,237	$10,629	$25,003	$19,639	$347,182

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present additional detail of impaired loans, segregated by segment, as of and for the year ended September 30, 2014 and 2013. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2014	Balance	Investment	Allocated	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Single family	$1,832	$1,415	—	$1,777	$46
Multifamily	2,026	1,915	—	3,121	85
Commercial real estate	499	466	—	1,309	33
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	253	145	—	119	—

With an allowance recorded:
Single family	319	319	40	507	1
Multifamily	—	—	—	68	—
Commercial real estate	164	164	38	108	—
Construction and land development	—	—	—	38	—
Commercial business	—	—	—	—	—
Consumer and other	58	58	58	60	3
	$5,151	$4,482	$136	$7,107	$168

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2013	Balance	Investment	Allocated	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Single family	$2,000	$1,400	—	$2,003	$9
Multifamily	5,514	5,074	—	4,677	144
Commercial real estate	1,728	1,677	—	3,466	45
Construction and land development	—	—	—	224	—
Commercial business	—	—	—	—	—
Consumer and other	320	144	—	106	—

With an allowance recorded:
Single family	1,200	1,122	301	1,164	18
Multifamily	172	172	65	554	7
Commercial real estate	184	180	13	1,730	9
Construction and land development	191	191	97	150	7
Commercial business	—	—	—	15	—
Consumer and other	61	61	61	31	2
	$11,370	$10,021	$537	$14,120	$241

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following is a summary of troubled debt restructured loans (TDRs) at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
	(In thousands)
Troubled debt restructurings - accrual	$3,507	$3,166
Troubled debt restructurings - nonaccrual	195	5,385
	$3,702	$8,551

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

The following table presents information related to loans modified in a TDR, by class, during the year ended September 30, 2014 and 2013:

Year Ended September 30, 2014
Recorded
	Number of	Investment	Balance in the ALLL
	Modifications	(at End of Period)	Prior to Modification	At Period End
(In thousands)
Single family	3	$601	40	40
Multifamily	—	—	—	—
Commercial real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	3	$601	40	$40

	Year Ended September 30, 2013
		Recorded
	Number of	Investment	Balance in the ALLL
	Modifications	(at End of Period)	Prior to Modification	At Period End
	(In thousands)
Single family	1	$121	—	—
Multifamily	4	3,057	—	—
Commercial real estate	3	787	—	13
Construction and land development	—	—	—	—
Commercial business	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—
Education	—	—	—	—
Other	—	—	—	—
	8	$3,965	—	$13

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following table presents a summary of loans modified in a TDR during the year ended September 30, 2014 and 2013 by class and by type of modification:

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Year Ended	Interest to	To Below	To Interest	Amortization	Principal
September 30, 2014	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total
(In thousands)
Single family	$—	$—	$—	$319	$—	$282	$601
Multifamily	—	—	—	—	—		—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$—	$—	$—	$319	$—	$282	$601

	Principal and	Interest Rate Reduction		Adjusted	Reduced
Year Ended	Interest to	To Below	To Interest	Amortization	Principal
September 30, 2013	Interest Only	Market Rate	Only	Period	Balance	Other (1)	Total
	(In thousands)
Single family	$—	$—	$—	$—	$—	$121	$121
Multifamily	—	—	2,638	419	—		3,057
Commercial real estate	180	—	—	160	—	447	787
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other:
Home equity lines of credit	—	—	—	—	—	—	—
Education	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
	$180	$—	$2,638	$579	$—	$568	$3,965

(1)	Other modifications primarily include capitalization of property taxes and bankruptcy repayment plans.

There were no re-defaults of TDR loans that occurred during the year ended September 30, 2014 and 2013.

Certain of the Bank’s directors and executive officers are loan customers of the Bank. As of September 30, 2014 and 2013, loans of approximately $4,653 and $5,421, respectively, were outstanding to such parties. These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

	Years Ended September 30,
	2014	2013
	(In thousands)
Balance, beginning	$5,421	$5,776
New loans originated	1,187	346
Draws on lines of credit	1,537	1,263
Principal repayments	(3,492)	(1,964)
Balance, ending	$4,653	$5,421

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

.

Note 6.	Foreclosed Real Estate
An analysis of foreclosed real estate is as follows:

	Year Ended September 30,
	2014	2013
	(In thousands)
Balance, beginning	$1,690	$2,728
Transfer of loans	3,101	2,336
Writedown to realizable value	(397)	(415)
Proceeds on sale	(1,893)	(2,966)
Gain (loss) on sale	(146)	7
Balance, ending	$2,355	$1,690

Note 7.	Mortgage Servicing Rights
Loans serviced for others approximated $204,929 and $247,949 at September 30, 2014 and 2013, respectively. These loans are not reflected in the accompanying consolidated financial statements and were sold without recourse, with the exception of approximately $24,780 and $32,922 at September 30, 2014 and 2013, respectively, which were sold to the FHLB with limited recourse (see Note 18).

The fair value of mortgage servicing rights was $1,624 and $1,831 as of September 30, 2014 and 2013, respectively. The fair value of servicing rights was determined using the following assumptions as of:

	September 30,	September 30,
	2014	2013

Discount rates	10.5 to 11.0%	10.5 to 11.0%
Prepayment speed range	11.1 to 21.5	11.0 to 21.7
Weighted average default rate	0.84%	0.94%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

	Year Ended September 30,
	2014	2013
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$2,152	$2,655
Additions	1	308
Disposals	—	—
Amortization	(369)	(811)
Balance at end of year	1,784	2,152

Valuation allowances:
Balance at beginning of year	321	762
Additions	—	—
Reductions	(161)	(441)
Write-downs	—	—
Balance at end of year	160	321

Mortgage servicing rights, net	$1,624	$1,831

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 8.	Office Properties and Equipment
The components of office properties and equipment are as follows:

	September 30,	September 30,
	2014	2013
	(In thousands)
Land and land improvements	$3,941	$4,155
Office buildings and improvements	12,274	13,854
Furniture and equipment	3,696	4,655
Leasehold improvements	271	336
Future expansion sites	310	310
	20,492	23,310
Less accumulated depreciation and amortization	(9,311)	(10,761)

	$11,181	$12,549

Depreciation and amortization expense of approximately $698 and $803 on office properties and equipment is included in furniture and equipment and occupancy expenses for the year ended September 30, 2014 and 2013, respectively.

The Company leases, to various tenants, space in certain of its office properties under noncancelable operating leases. Gross rental income was $173 and $227 for the year ended September 30, 2014 and 2013, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,
(In thousands)
2015	$57
2016	21
2017	22
2018	22
2019	7
Thereafter	—

$129

The Company and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. Total rent expense was approximately $405 and $430 for the year ended September 30, 2014 and 2013, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,
(In thousands)
2015	$320
2016	331
2017	268
2018	204
2019	207
Thereafter	1,463

$2,793

The leases contain options to extend for periods of generally five years.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

During 2014, the Company designated one property as held for sale that had previously been reported as office properties and equipment. The property was transferred to real estate held for sale at its fair value. The property was subsequently sold during the year ended September 30, 2014. See Note 10 for additional information.

Note 9.	Real Estate Held for Investment
The following table presents real estate held for investment as of:

	September 30,	September 30,
	2014	2013
	(In thousands)
Office properties and improvements	$5,296	$8,380
Less-accumulated depreciation and amortization	(1,533)	(2,208)

	$3,763	$6,172

Depreciation expense of $159 and $212 on real estate held for investment is included in real estate held for investment expense for the year ended September 30, 2014 and 2013, respectively.

The Company leases, to various tenants, office properties classified as real estate held for investment, under noncancelable operating leases. Lease terms range from 3 to 50 years. Gross rental income was $383 and $356 for the year ended September 30, 2014 and 2013, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,
(In thousands)
2015	$290
2016	276
2017	247
2018	53
2019	—
Thereafter	—

$866

The Company and certain subsidiaries are obligated under noncancelable operating leases for land leases which pertain to real estate held for investment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. Total rent expense was approximately $103 and $100 for the year ended September 30, 2014 and 2013, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,
(In thousands)
2015	$105
2016	106
2017	110
2018	113
2019	120
Thereafter	7,453

$8,007

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

During 2014, the Company designated one property as held for sale that had previously been reported as real estate held for investment. The property was transferred to real estate held for sale at its fair value. The property was subsequently sold during the year ended September 30, 2014. See Note 10 for additional information.

In November of 2012, the Company sold a commercial real estate property resulting in a loss of $319.

Note 10. Real Estate Held for Sale and Branch Closings

The Company designated two office properties as available for sale as of March 31, 2014, one of which housed a branch office which was closed in May 2014. The property was designated as held for sale and transferred from real estate held for investment at its fair value at that time. The second property, an administrative facility, was transferred from office properties and equipment to real estate held for sale at its fair value at that time. The two properties were later sold in August 2014 and the net loss of $2,209 is reported as valuation loss on real estate held for sale in the statement of operations for the year ended September 30, 2014.

During the year ended September 30, 2014, the Company closed an additional two branch offices, which were operated in leased facilities. The total expenses of $619 for lease buyouts, write-off of undepreciated leasehold improvements and severance pay for the year ended September 30, 2014 were included in branch realignment expense in the statement of operations for the year ended September 30, 2014.

Note 11. Deposits

The following table presents the composition of deposits as of:

	September 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Negotiable order for withdrawal accounts:
Non-interest bearing	$77,790	17.10%	$72,331	16.40%
Interest bearing	132,925	29.22%	140,204	31.80%
	210,715	46.32%	212,535	48.20%

Passbook and Statement Savings	122,227	26.87%	116,986	26.53%
Variable Rate Money Market Accounts	25,615	5.63%	21,750	4.93%
Certificates of Deposit	96,371	21.18%	89,707	20.34%
	$454,928	100.00%	$440,978	100.00%

Certificate accounts over $100,000 totaled $34,853 and $22,013 as of September 30, 2014 and 2013, respectively.

A summary of certificate accounts by scheduled maturity is as follows:

September 30,
2014
(In thousands)
2015	$40,585
2016	16,548
2017	19,047
2018	9,719
2019	10,472

$96,371

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 12. Advances From the Federal Home Loan Bank

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

Advances are generally secured by a security agreement pledging a portion of the Bank’s real estate mortgages. Pledged real estate mortgages had a carrying value of $136,476 and $124,693 as of September 30, 2014, and September 30, 2013, respectively.

At September 30, 2014, the Bank had $17.0 million of advances outstanding from the FHLB. The entire balance was due overnight and carried an interest rate of 0.13%. The Bank had no advances outstanding from the FHLB at September 30, 2013.

Note 13. Notes Payable

The Company maintained a note payable with an unaffiliated bank that was scheduled to mature in March 2014.  The note bore interest at the rate of 3-month LIBOR plus 5.00%.  Payments were interest only through maturity.  This note was collateralized by 100 percent of the stock of the Bank.  The balance of $954 on the note was paid in full on April 9, 2013.

On March 31, 2011, the Company entered into an unsecured note payable with a limited liability company consisting of certain of the Company’s officers and directors that was scheduled to mature March 31, 2014.  The note bore interest at a rate of 9.50% and was originated with a balance of $300.  Principal and accrued interest were due in a single payment at the note’s maturity.  Repayment of this note was subordinated to the aforementioned loan agreement.  Proceeds from this new note payable were used to establish an escrow account to fund interest-only payments due under the aforementioned loan agreement through its maturity on March 31, 2014 as the Bank’s primary regulator had curtailed dividends from the Bank to the Company. The note payable was paid in full on April 9, 2013.

Note 14. Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2014 and 2013, the Bank meets all capital adequacy requirements to which it is subject.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At September 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)
Westbury Bank	$65,181	16.18%	$32,228	8.00%	$40,285	10.00%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	61,109	15.17%	16,113	4.00%	24,170	6.00%
Tier 1 capital (to adjusted total assets)
Westbury Bank	61,109	11.13%	21,962	4.00%	27,452	5.00%

At September 30, 2013
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)
Westbury Bank	$66,521	18.85%	$28,231	8.00%	$35,289	10.00%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	62,255	17.64%	14,116	4.00%	21,173	6.00%
Tier 1 capital (to adjusted total assets)
Westbury Bank	62,255	12.01%	20,728	4.00%	25,910	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
	(In thousands)
Stockholders' equity of the Bank	$67,529	$67,438
Less: Disallowed servicing assets	(162)	(183)
Unrealized loss on securities	33	696
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(2,995)	(2,400)
Tier 1 and tangible capital	61,109	62,255
Plus: Allowable general valuation allowances	4,072	4,266
Risk-based capital	$65,181	$66,521

Note 15. Employee Benefit Plans

Westbury Bank maintains a contributory, defined-contribution profit-sharing plan (the Plan) for all employees meeting certain minimum age and service requirements. The Plan qualifies under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation (between 2 percent and 10 percent) and contribute this amount to the Plan. A discretionary contribution is made each year as determined annually by the Board of Directors. The contribution is allocated to each participant based on his or her compensation. The aggregate benefit payable to any employee is dependent upon his or her rate of contribution, the earnings of the Plan assets, and the length of time such employee has been a participant in the Plan. The expense related to this Plan was $176 and $177 for the year ended September 30, 2014 and 2013, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Westbury Bank maintains a leveraged employee stock ownership plan (ESOP) that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013. The loan to fund the acquisition of stock by the ESOP was made by the Company. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares initially were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During 2014, 22,285 shares, with an average fair value of $14.34 per share, were committed to be released and allocated to active participants resulting in ESOP compensation expense of $320 for the year ended September 30, 2014. During 2013, 13,713 shares, with an average fair value of $13.59 per share, were committed to be released and allocated to active participants resulting in ESOP compensation expense of $186 for the year ended September 30, 2013. The ESOP shares as of September 30 were as follows:

	September 30, 2014	September 30, 2013

Allocated shares	20,570	—
Shares committed to be released and allocated to active participants	15,428	13,713
Unallocated shares	375,405	397,690
Total ESOP shares	411,403	411,403
Fair value of unreleased shares (In thousands)	$5,650	$5,663

Note 16. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown (in thousands):

	Year Ended September 30,
	2014	2013
	(In thousands)
Total cost of stock grant plan during the year	$165	$—
Total cost of stock option plan during the year	$49	—
Total cost of share-based payment plans during the year	$214	—

Amount of related income tax benefit recognized in income	84	—

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issue of up to 203,665 restricted stock awards and up to 509,162 stock options. As of September 30, 2014 there were no restricted stock awards and 182,938 options available for future grants.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year. Options are granted with an exercise price equal to no less than the market price of the Company's shares at the date of grant: those option awards generally vest over five years of service and have 10-year contractual terms. Restricted shares and units typically vest over a five year period. Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following table summarizes stock options outstanding for the year ended September 30, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2013	—	$—
Granted	326,224	15.20
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of September 30, 2014	326,224	$15.20	9.75	$—
Options exercisable as of September 30, 2014	—	$—	—	$—

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Expected volatility is based on historical volatility and the expectations of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the years ended September 30, 2014:

Risk-free interest rate	2.10%
Expected volatility of Company's stock	9.49%
Expected dividend yield	—%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.82

The total intrinsic value of options exercised during the years ended September 30, 2014 was $0.

The following is a summary of changes in restricted shares and units for the year ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at September 30, 2013	—	$—
Granted	203,665	15.20
Vested	—	—
Forfeited	—	—
Shares and Units Outstanding at September 30, 2014	203,665	$15.20

The total intrinsic value of restricted shares that vested during the year ended September 30, 2014 was $0.

As of September 30, 2014, there was $3.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At September 30, 2014, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 4.7 years.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 17. Deferred Compensation

Certain key employees of Westbury Bank hold nonqualified salary continuation plans. These plans provide for payments of specific amounts over 10 to 20 year periods subsequent to each participant’s retirement. The related deferred compensation liabilities are being accrued ratably to the respective normal retirement dates of each participant. As of September 30, 2014 and 2013, approximately $2,078 and $1,970 are accrued related to these plans. The expense for compensation under these plans was approximately $178 and $176 for the year ended September 30, 2014 and 2013, respectively.

Although not part of the plans, the Company has purchased life insurance on the lives of certain employees electing to participate in the plans, which could provide funding for the payment of benefits. At September 30, 2014 and 2013, the cash surrender value of such life insurance policies totaled $12,742 and $12,358, respectively.

The Company currently defers its Directors’ fees at the discretion of the Director, with payments made at the request of each Director. The balances of deferred directors’ fees were $659 and $637 at September 30, 2014 and 2013, respectively.

Note 18. Guarantees

The Bank has executed commitments under the Mortgage Partnership Finance (MPF) program with the FHLB to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF program mortgage loans. The liability representing the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the commitments was not material. The maximum potential amount of future payments that the Bank could be required to make under the limited recourse guarantee was approximately $347 at both September 30, 2014 and 2013. Under the commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the commitments. Historically, the Bank has not incurred a loss on loans sold to the FHLB with these recourse provisions and management has determined there are no probable losses related to these loans at September 30, 2014, or 2013.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 19. Income Taxes

The following table presents the provision for income taxes as of:

	Year Ended September 30,
	2014	2013
	(In thousands)
Current benefit	$(25)	$(27)
Deferred expense (benefit)	(1,147)	375

	$(1,172)	$348

A reconciliation of expected income tax expense (benefit) to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Year Ended September 30,
	2014		2013
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed "expected" tax expense (benefit)	$(887)	34.00%	$437	34.00%
Net increase in cash surrender of life insurance	(131)	5.02%	(142)	(11.07)%
Tax-exempt interest, net	(27)	1.03%	(10)	(0.80)%
Increase (decrease) from state income tax benefit, net	(150)	5.77%	44	3.40%
Other, net	23	(0.86)%	19	1.63%

	$(1,172)	44.96%	$348	27.16%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities as of:

	September 30,
	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,597	$1,673
Non-qualified option expense	10	—
Restricted stock expense	65	—
Deferred compensation	815	769
Deferred directors fees	258	250
Loss carryforward	6,194	5,165
Non accrual interest	27	175
Foreclosed real estate writedowns	779	808
Charitable contribution	393	393
Unrealized loss on securities available-for-sale	30	470
Other	175	204

Total deferred tax assets	10,343	9,907

Deferred tax liabilities:
Prepaid expenses	(222)	(222)
Mortgage servicing rights	(637)	(718)
Office properties and equipment basis difference	(1,040)	(1,230)
Federal Home Loan Bank stock basis difference	(295)	(295)

Total deferred tax liabilities	(2,194)	(2,465)

Valuation allowance	(2,447)	(2,447)

Net deferred tax asset	$5,702	$4,995

The Company has State of Wisconsin net operating loss carryforwards of approximately $21,231 and $18,658 at September 30, 2014 and 2013, respectively, which can be used to offset its future state taxable income. The carryforwards start to expire in 2024.

The Company has federal net operating loss carryforwards of approximately $13,806 and $11,175 at September 30, 2014 and 2013, respectively, which can be used to offset its future federal taxable income. The carryforwards start to expire in 2030.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management performed an evaluation of the Company's deferred tax assets as of September 30, 2014 and 2013. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence available. Negative evidence considered included our recent pre-tax losses and our relatively high level of net loan charge-offs, loan loss provisions and OREO losses from 2008 through 2013. Positive evidence reviewed included our historical earnings performance prior to the recession, our projected earnings forecast, significantly reduced levels of non-performing assets, loan loss provisions and net charge-offs in 2014, the reduction of credit risk in our loan portfolio, and

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

potential use of tax strategies. A valuation allowance of $2,447 has been established at September 30, 2014 and 2013, to reflect management’s evaluation of the Company’s realizability of its net deferred tax assets. The deferred tax asset valuation allowance relates primarily to uncertainty regarding our projections of taxable income in future years.

Under the Internal Revenue Code and Wisconsin Statutes, the Bank is permitted to deduct, for tax years beginning before 1997, an annual addition to a reserve for bad debts. The amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings as of September 30, 2014 and 2013, include approximately $3,227 for which no deferred federal or state income taxes were provided. If in the future the Company no longer qualifies as a bank for tax purposes, an income tax expense of $1,266 would be incurred.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Wisconsin. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2011 and state tax examinations by tax authorities for years before 2010.

Note 20. Commitments and Contingencies

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

The following instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2014	September 30, 2013
Commitments to extend mortgage credit:
Fixed rate	$960	$372
Adjustable rate	3,339	971

Unused commercial loan and home equity lines of credit	61,325	51,755
Standby letters of credit	422	140
Commitment to sell loans	326	1,028

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2014 and 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 21.Derivative Activities

The Company has on deposit certain certificates of deposit with embedded derivatives where the related interest earned by the account holder is calculated based on changes in the S&P 500. The Company enters into interest rate swaps and options to offset the variability in interest expense related to these certificates of deposits. At September 30, 2014 and 2013, the Company had approximately $587 and $1,132, respectively, in notional amount of swaps where the Company pays a fixed or LIBOR-based interest rate and receives a variable rate based on the S&P 500. The fair values of the embedded derivatives, swaps and options are reported in the consolidated balance sheets, and the changes in fair value of the embedded derivatives, swaps and options are reported as gains or losses in the consolidated statements of operations. The fair value of the derivative liability was $87 and $408 as of September 30, 2014 and 2013, respectively, and the related derivative asset was $87 and $408 as of September 30, 2014 and 2013, respectively. The change in fair value was not significant as of September 30, 2014 and 2013.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives. The fair value related to these commitments was not material as of September 30, 2014 and 2013.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 22. Fair Value Measurements

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale
U.S. Government and agency securities	$5,179	—	$5,179	—
U.S. Government agency residential mortgage-backed securities	37,196	—	37,196	—
U.S. Government agency collateralized mortgage obligations	3,432	—	3,432	—
U.S. Government agency commercial mortgage-backed securities	10,752	—	10,752	—
Municipal securities	33,787	—	33,787	—
Total securities available-for-sale	$90,346	—	$90,346	—

Derivatives	$87	—	$87	—
Liabilities
Derivatives	$87	—	$87	—

		Fair Value Measurements
September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale
U.S. Government and agency securities	$6,801	—	$6,801	—
U.S. Government agency residential mortgage-backed securities	50,204	—	50,204	—
U.S. Government agency collateralized mortgage obligations	6,830	—	6,830	—
U.S. Government agency commercial mortgage-backed securities	1,035	—	1,035	—
Municipal securities	38,292	—	38,292	—
Corporate Bonds	2,543		2,543
Total securities available-for-sale	$105,705	—	$105,705	—

Derivatives	$408	—	$408	—
Liabilities
Derivatives	$408	—	$408	—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the year ended September 30, 2014 and 2013. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis: The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans: The Company does not record loans at fair value on a recurring basis. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans with a carrying amount of $541 and $1,726 have a valuation allowance of $136, and $537 included in the allowance for loan losses as of September 30, 2014 and 2013, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of September 30, 2014, mortgage servicing rights with a carrying amount of $1,784 have a valuation allowance of $160 to reflect their fair value of $1,624. As of September 30, 2013, mortgage servicing rights with a carrying amount of $2,152 have a valuation allowance of $321 to reflect their fair value of $1,831.

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2014

Assets
Impaired loans	$405	$—	$—	$405
Foreclosed real estate	2,355	—	—	2,355
Mortgage Servicing Rights	1,624	—	—	1,624

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2013

Assets
Impaired loans	$1,189	$—	$—	$1,189
Foreclosed real estate	1,690	—	—	1,690
Mortgage servicing rights	1,831	—	—	1,831

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

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

Mortgage banking derivatives: The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties. The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments. The fair value of these derivative financial instruments was not material at September 30, 2014 or 2013.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2014
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$17,608	$17,608	$17,608	—	—
Securities	90,346	90,346	—	90,346	—
Loans, net	416,874	415,857	—	—	415,857
Loans held for sale, net	326	326	—	326	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,624	1,624	—	—	1,624
Accrued interest receivable	1,784	1,784	1,784	—	—
Derivative asset	87	87	—	87	—

Financial liabilities:
Deposits	454,928	442,342	77,790	—	364,552
Advances from Federal Home Loan Bank	17,000	17,000	—	17,000	—
Advance payments by borrowers for property taxes and insurance	5,869	5,869	5,869	—	—
Accrued interest payable	3	3	3	—	—
Derivative liability	87	87	—	87	—

	September 30, 2013
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$47,665	$47,665	$47,665	—	—
Securities	105,705	105,705	—	105,705	—
Loans, net	342,780	344,696	—	—	344,696
Loans held for sale, net	1,028	1,028	—	1,028	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,831	1,831	—	—	1,831
Accrued interest receivable	1,847	1,847	1,847	—	—
Derivative asset	408	408	—	408	—

Financial liabilities:
Deposits	440,978	436,732	72,331	—	364,401
Advances from Federal Home Loan Bank	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,700	5,700	5,700	—	—
Accrued interest payable	29	29	29	—	—
Derivative liability	408	408	—	408	—

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 23. Earnings per Share

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

	Year Ended
	September 30,
	2014	2013 *
	(Dollars in thousands)

Net loss	$(1,435)	$(269)
Basic potential common shares:
Weighted average shares outstanding	5,087,676	5,142,541
Weighted average unallocated Employee
Stock Ownership Plan shares	(386,834)	(403,404)
Basic weighted average shares outstanding	4,700,842	4,739,137

Dilutive effect of equity awards	1,364	—

Diluted weighted average shares outstanding	4,702,206	4,739,137

Basic earnings per share	$(0.31)	$(0.06)

Diluted earnings per share	$(0.31)	$(0.06)

* Earnings per share for the year ended September 30, 2013 is adjusted to include the loss attributed to the period subsequent to the initial public offering for the common shares issued.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 24. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	September 30,
	2014	2013
Assets
Cash and interest bearing deposits	$6,878	$9,271
Investments	6,590	8,575
Loan to ESOP	3,931	4,114
Investment in subsidiary	71,131	71,551
Other assets	1,674	1,308
Total assets	$90,204	$94,819
Liabilities and Stockholders' Equity
Other liabilities	$115	$103
Stockholders' equity	90,089	94,716
Total liabilities and stockholders' equity	$90,204	$94,819

Statements of Operations
(In thousands)

	Years Ended September 30,
	2014	2013
Interest and other income	$298	$101
Interest and other expense	800	1,365
Loss before income tax benefit and equity in undistributed net income (loss) of subsidiary	(502)	(1,264)
Income tax benefit	(149)	(457)
Loss before equity in undistributed net income (loss) of subsidiary	(353)	(807)
Equity in undistributed net income (loss) of subsidiary	(1,082)	1,745
Net income (loss)	$(1,435)	$938

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income (loss)	$(1,435)	$938
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of subsidiary	1,082	(1,745)
Net change in other liabilities	12	103
Net change in other assets	(61)	(1,814)
Net cash used in operating activities	(402)	(2,518)

Cash Flows From Investing Activities
Purchase of securities	(2,423)	(9,203)
Sales and maturities of securities	4,369	515
Loan to ESOP	—	(4,114)
Payments received on ESOP loan	183	—
Investment in subsidiary	—	(24,325)
Net cash provided by (used in) investing activities	2,129	(37,127)

Cash Flows From Financing Activities
Stock conversion proceeds, net	—	48,851
Treasury stock transactions, net	(4,120)	—
Net cash provided by (used in) in financing activities	(4,120)	48,851
Net increase (decrease) in cash	(2,393)	9,206
Cash
Beginning of year	9,271	65
End of year	$6,878	$9,271