Form 10-K/A
period 2014-09-30
Westbury Bancorp, Inc.
filed 2015-01-29
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 001-35871

Westbury Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	46-1834307
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

200 South Main Street, West Bend, Wisconsin	53095
(Address of Principal Executive Offices)	(Zip Code)

(262) 334-5563
(Registrant’s Telephone Number Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

As of December 9, 2014, there were 5,021,636 shares outstanding of the registrant’s common stock. The aggregate value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the common stock as of March 31, 2014 was $66.9 million.

Explanatory Note

This Form 10-K/A is being filed by Westbury Bancorp, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended September 30, 2014, filed with the Securities and Exchange Commission on December 9, 2014, solely to make clerical corrections to the cover page and to Exhibit 31.1 and Exhibit 31.2 to the Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTBURY BANCORP, INC.

Date: January 29, 2015    By: /s/
Raymond F. Lipman
Chief Executive Officer and Chairman
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Raymond F. Lipman	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	January 29, 2015

/s/ Kirk J. Emerich	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2015

/s/ Russell E. Brandt	Director	January 29, 2015

/s/ William D. Gehl	Director	January 29, 2015

/s/ Andrew J. Gumm	Director	January 29, 2015

/s/ James L. Mohr	Director	January 29, 2015

/s/ Rondi Rohr-Dralle	Director	January 29, 2015

/s/ James A. Spella	Director	January 29, 2015

/s/ Terry Wendorff	Director	January 29, 2015

/s/ J.J. Ziegler	Director	January 29, 2015

Exhibit 31.1

Certification of Principal Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Raymond F. Lipman, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Westbury Bancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

January 29, 2015    /s/
Date    Raymond F. Lipman
Chairman and Chief Executive Officer

Exhibit 31.2

Certification of Principal Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Kirk J. Emerich, certify that:

1.	I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K/A of Westbury Bancorp, Inc.;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

January 29, 2015    /s/
Date    Kirk J. Emerich
Senior Vice President and Chief Financial Officer

Exhibit 32.1

Certification pursuant to
18 U.S.C. Section 1350,
as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Raymond F. Lipman, Chairman and Chief Executive Officer and Kirk J. Emerich, Senior Vice President and Chief Financial Officer of Westbury Bancorp, Inc. (the “Company”) each certify in their capacity as officers of the Company that they have reviewed Amendment No. 1 to the annual report of the Company on Form 10-K/A for the fiscal year ended September 30, 2014 and that to the best of their knowledge:

1.	the report fully complies with the requirements of Sections 13(a) of the Securities Exchange Act of 1934; and

2.	the information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

January 29, 2015    /s/
Date    Raymond F. Lipman
Chairman and Chief Executive Officer

January 29, 2015    /s/
Date    Kirk J. Emerich
Senior Vice President and Chief Financial Officer

The purpose of this statement is solely to comply with Title 18, Chapter 63, Section 1350 of the United States Code, as amended by Section 906 of the Sarbanes-Oxley Act of 2002.

A signed original of this written statement required by Section 906 has been provided to Westbury Bancorp, Inc. and will be retained by Westbury Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.