Form 10-Q
period 2014-12-31
Westbury Bancorp, Inc.
filed 2015-01-30
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2014
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
There were 4,924,749 shares of Common Stock, par value $.01 per share, outstanding as of January 30, 2015.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2014 and September 30, 2014
(Unaudited)
(In Thousands, except share data)

	December 31, 2014	September 30, 2014
Assets
Cash and due from banks	$10,688	$9,369
Interest-bearing deposits	13,787	8,239
Cash and cash equivalents	24,475	17,608
Securities available-for-sale	83,180	90,346
Securities held to maturity, at amortized cost ($3,025 fair value at December 31, 2014)	3,025	—
Loans held for sale, at lower of cost or fair value	2,082	326
Loans, net of allowance for loan losses of $4,224 and $4,072 at December 31 and September 30, respectively	438,172	416,874
Federal Home Loan Bank stock, at cost	2,670	2,670
Foreclosed real estate	2,333	2,355
Real estate held for investment	3,730	3,763
Office properties and equipment, net	11,404	11,181
Cash surrender value of bank-owned life insurance	12,844	12,742
Mortgage servicing rights	1,528	1,624
Deferred tax asset	5,406	5,702
Other assets	3,765	3,504
Total assets	$594,614	$568,695
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$472,688	$454,928
Advances from Federal Home Loan Bank	31,000	17,000
Advance payments by borrowers for property taxes and insurance	255	5,869
Other liabilities	4,145	4,411
Total liabilities	508,088	482,208
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,346,206 shares issued at December 31, 2014 and September 30, 2014	53	53
Additional paid-in capital	49,426	49,164
Retained earnings	45,637	45,190
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,703)	(3,754)
Accumulated other comprehensive income (loss)	66	(46)
Less treasury stock, 326,357 shares at cost, at December 31, 2014 and 271,296 at September 30, 2014	(4,953)	(4,120)
Total stockholders’ equity	86,526	86,487
Total liabilities and stockholders’ equity	$594,614	$568,695

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three Months Ended December 31, 2014 and 2013 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended December 31,
	2014	2013
Interest and dividend income:
Loans	$4,459	$3,978
Investments - nontaxable	17	16
Investments - taxable	392	495
Interest bearing deposits	12	37
Total interest and dividend income	4,880	4,526
Interest expense:
Deposits	425	424
Advances from the Federal Home Loan Bank	4	—
Total interest expense	429	424
Net interest income before provision for loan losses	4,451	4,102
Provision for loan losses	350	150
Net interest income after provision for loan losses	4,101	3,952
Noninterest income:
Service fees on deposit accounts	1,156	1,065
Gain on sales of loans, net	69	47
Servicing fee income, net of amortization and impairment	37	247
Insurance and securities sales commissions	58	95
Gain on sales of securities	70	—
Gain on sales of branches and other assets	18	—
Increase in cash surrender value of life insurance	102	105
Rental income from real estate operations	128	160
Other income	36	39
Total noninterest income	1,674	1,758
Noninterest expenses:
Salaries and employee benefits	2,381	2,297
Commissions	55	51
Occupancy	313	427
Furniture and equipment	103	130
Data processing	781	861
Advertising	60	67
Real estate held for investment	103	152
Net loss from operations and sale of foreclosed real estate	148	334
FDIC insurance premiums	105	173
Other expenses	1,056	1,152
Total noninterest expenses	5,105	5,644
Income before income tax expense (benefit)	670	66
Income tax expense (benefit)	223	(2)
Net income	$447	$68
Earnings per share:
Basic	$0.10	$0.01
Diluted	$0.10	$0.01
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended December 31, 2014 and 2013
(Unaudited)
(In Thousands)

	Three Months Ended December 31,
	2014	2013
Net income	$447	$68
Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	255	(496)
Reclassification adjustment for realized gains included in net income	(70)	—
Other comprehensive income (loss), before tax	185	(496)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(73)	241
Other comprehensive income (loss), net of tax	112	(255)
Comprehensive income (loss)	$559	$(187)

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended December 31, 2014 and 2013
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$—	$90,602
Net income	—	—	—	68	—	—	—	68
Other comprehensive loss, net of tax	—	—	—	—	—	(255)	—	(255)
Allocation of 20,570 shares by ESOP	—	—	81	—	206	—	—	287
Balance, December 31, 2013	$—	$51	$48,881	$46,693	$(3,908)	$(1,015)	$—	$90,702

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487
Net income	—	—	—	447	—	—	—	447
Other comprehensive income, net of tax	—	—	—	—	—	112	—	112
Repurchase of 55,061 shares of common stock	—	—	—	—	—	—	(833)	(833)
Stock based compensation expense	—	—	201	—	—	—	—	201
Commitment to be allocated of 5,142 ESOP shares			61		51		—	112
Balance, December 31, 2014	$—	$53	$49,426	$45,637	$(3,703)	$66	$(4,953)	$86,526

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Three Months Ended December 31, 2014 and 2013 (Unaudited)
(In Thousands)
	Three Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$447	$68
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	350	150
Depreciation and amortization	145	200
Depreciation on real estate held for investment	33	49
Net amortization of securities premiums and discounts	149	180
Amortization and impairment of mortgage servicing rights	96	(94)
Capitalization of mortgage servicing rights	—	(1)
Gain on sales of available-for-sale securities	(70)	—
Gain on sales of branches and other assets	(18)	—
Loss on sale of foreclosed real estate	79	150
Write-down of foreclosed real estate	57	115
Loans originated for sale	(6,819)	(2,490)
Proceeds from sale of loans	5,132	3,437
Gain on sale of loans, net	(69)	(47)
ESOP compensation expense	112	95
Stock based compensation expense	201	—
Deferred income taxes	224	22
Increase in cash surrender value of life insurance	(102)	(105)
Net change in:
Other assets	(243)	(579)
Other liabilities and advance payments by borrowers for property taxes and insurance	(5,880)	(5,249)
Net cash used in operating activities	(6,176)	(4,099)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(8,189)	(6,394)
Proceeds from sales of securities available-for-sale	12,084	—
Proceeds from maturities, prepayments, and calls of securities available-for-sale	3,376	2,508
Purchases of securities held to maturity	(3,025)	—
Proceeds from sale of real estate held for investment	—	49
Net increase in loans	(21,967)	(4,150)
Purchases of office properties and equipment	(368)	(131)
Proceeds from sales of foreclosed real estate	205	569
Net cash used in investing activities	(17,884)	(7,549)
Cash Flows From Financing Activities
Net increase (decrease) in deposits	17,760	(2,353)
Increase in Federal Home Loan Bank borrowings	14,000	—
Purchase of Company treasury stock	(833)	—
Net cash provided by (used in) financing activities	30,927	(2,353)
Net increase (decrease) in cash and cash equivalents	6,867	(14,001)
Cash and cash equivalents at beginning	17,608	47,665
Cash and cash equivalents at end	$24,475	$33,664
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$428	$422
Supplemental Schedules of Noncash Investing Activities
Loans receivable transferred to foreclosed real estate	$319	$369

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of December 31, 2014 and September 30, 2014 and the results of operations and cash flows for the interim periods ended December 31, 2014 and 2013.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014 filed as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

Note 2.                                 Recent Accounting Developments

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 is intended to clarify the accounting for and improve the disclosures related to repurchase-to-maturity transactions and repurchase financings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2015. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Note 3.                                 Earnings Per Share

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

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share data).

	Three Months Ended December 31,
	2014	2013
Net income	$447	$68
Basic potential common shares:
Weighted average shares outstanding	4,833,308	5,142,541
Weighted average unallocated ESOP shares	(373,692)	(393,119)
Basic weighted average shares outstanding	4,459,616	4,749.422
Dilutive effect of equity awards	15,975	—
Diluted weighted average shares outstanding	4,475,591	4,749,422
Basic income per share	$0.10	$0.01
Diluted income per share	$0.10	$0.01

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
U.S. Government and agency securities	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	38,329	445	(181)	38,593
U.S. Government agency collateralized mortgage obligations	5,233	26	(56)	5,203
U.S. Government agency commercial mortgage-backed securities	12,614	25	(82)	12,557
Municipal securities	26,895	110	(178)	26,827
Total Available for Sale	83,071	606	(497)	83,180
Held to Maturity
Municipal securities	3,025	—	—	3,025
Total Investment Securities	$86,096	$606	$(497)	$86,205
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
U.S. Government and agency securities	$5,250	$—	$(71)	$5,179
U.S. Government agency residential mortgage-backed securities	37,144	389	(337)	37,196
U.S. Government agency collateralized mortgage obligations	3,458	30	(56)	3,432
U.S. Government agency commercial mortgage-backed securities	10,835	11	(94)	10,752
Municipal securities	33,735	280	(228)	33,787
Total Available for Sale	90,422	710	(786)	90,346
Held to Maturity
Municipal securities	—	—	—	—
Total Investment Securities	$90,422	$710	$(786)	$90,346

The amortized cost and fair value of investment securities, by contractual maturity at December 31, 2014 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	December 31, 2014
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$2,562	$2,565
Due after one year through five years	14,064	14,056
Due after five years through ten years	7,600	7,582
Due after ten years	2,669	2,624
U.S. Government agency collateralized mortgage obligations	5,233	5,203
U.S. Government agency residential mortgage-backed securities	38,329	38,593
U.S. Government agency commercial mortgage-backed securities	12,614	12,557
	83,071	83,180

Held to maturity:
Due in one year or less	566	566
Due after one year through five years	679	679
Due after five years through ten years	929	929
Due after ten years	851	851
	3,025	3,025
Total	$86,096	$86,205

Proceeds from sales of investment securities during the three months ended December 31, 2014 and 2013, were $12,084 and $0, respectively. Gross realized gains, during the three months ended December 31, 2014 and 2013, on these sales amount to $111 and $0, respectively. Gross realized losses on theses sales were $41 and $0, during the three months ended December 31, 2014 and 2013 respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at December 31, 2014 and September 30, 2014.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	7,262	(17)	10,169	(164)	17,431	(181)
U.S. Government agency collateralized mortgage obligations	2,047	(11)	844	(45)	2,891	(56)
U.S Government agency commercial mortgage-backed securities	8,035	(65)	1,033	(17)	9,068	(82)
Municipal securities	7,270	(25)	9,789	(153)	17,059	(178)
	$24,614	$(118)	$21,835	$(379)	$46,449	$(497)

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$5,179	$(71)	$5,179	$(71)
U.S. Government agency residential mortgage-backed securities	9,617	(54)	13,075	(283)	22,692	(337)
U.S. Government agency collateralized mortgage obligations	—	—	891	(56)	891	(56)
U.S. Government agency commercial mortgage-backed securities	6,235	(73)	1,033	(21)	7,268	(94)
Municipal securities	3,046	(8)	13,621	(220)	16,667	(228)
	$18,898	$(135)	$33,799	$(651)	$52,697	$(786)

At December 31, 2014, the investment portfolio included 45 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 43 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2014, the investment portfolio included 63 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 25 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Note 5.                                 Loans

A summary of the balances of loans follows:

	December 31, 2014	September 30, 2014
Real estate:
Single family	$148,067	$135,337
Multifamily	82,981	76,396
Commercial real estate	139,554	135,121
Construction and land development	19,127	16,362
Total real estate	389,729	363,216
Commercial business	32,477	37,675
Consumer:
Home equity lines of credit	14,126	14,275
Education	4,560	4,694
Other	1,828	1,321
Total consumer	20,514	20,290
Total loans	442,720	421,181
Less:
Net deferred loan fees	324	235
Allowance for loan losses	4,224	4,072
Net loans	$438,172	$416,874

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and September 30, 2014:

December 31, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$146,817	$746	$119	$385	$148,067
Multifamily	82,981	—	—	—	82,981
Commercial real estate	139,428	—	—	126	139,554
Construction and land development	19,096	31	—	—	19,127
Commercial business	32,477	—	—	—	32,477
Consumer and other:
Home equity lines of credit	13,816	24	—	286	14,126
Education	4,310	73	77	100	4,560
Other	1,828	—	—	—	1,828
	$440,753	$874	$196	$897	$442,720

September 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$133,102	$1,623	$162	$450	$135,337
Multifamily	76,396	—	—	—	76,396
Commercial real estate	134,584	178	163	196	135,121
Construction and land development	16,362	—	—	—	16,362
Commercial business	37,653	—	—	22	37,675
Consumer and other:
Home equity lines of credit	13,918	228	—	129	14,275
Education	4,502	28	44	120	4,694
Other	1,319	—	—	2	1,321
	$417,836	$2,057	$369	$919	$421,181

There were no loans past due ninety days or more still accruing interest as of December 31, 2014 and September 30, 2014.

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Single family	$530	$791
Multifamily	—	—
Commercial real estate	275	350
Construction and land development	—	—
Commercial business	—	22
Consumer and other:
Home equity lines of credit	302	145
Education	100	120
Other	—	2
	$1,207	$1,430

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of December 31, 2014 and September 30, 2014:

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$145,083	$1,309	$117	$1,558	$—	$148,067
Multifamily	79,640	2,742	442	157	—	82,981
Commercial real estate	131,737	5,385	853	1,579	—	139,554
Construction and land development	19,122	—	—	5	—	19,127
Commercial business	28,988	3,419	—	70	—	32,477
Consumer and other:
Home equity lines of credit	13,782	—	—	344	—	14,126
Education	4,560	—	—	—	—	4,560
Other	1,828	—	—	—	—	1,828
Total	$424,740	$12,855	$1,412	$3,713	$—	$442,720

September 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$132,067	$1,317	$118	$1,835	$—	$135,337
Multifamily	73,876	1,915	445	160	—	76,396
Commercial real estate	126,319	6,117	858	1,827	—	135,121
Construction and land development	16,357	—	—	5	—	16,362
Commercial business	34,112	3,459	—	104	—	37,675
Consumer and other:
Home equity lines of credit	14,088	—	—	187	—	14,275
Education	4,694	—	—	—	—	4,694
Other	1,319	—	—	2	—	1,321
	$402,832	$12,808	$1,421	$4,120	$—	$421,181

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended December 31, 2014 and 2013:

Three Months Ended December 31, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	103	175	15	66	(34)	25	350
Loans charged-off	(161)	—	(48)	—	(14)	(2)	(225)
Recoveries	11	—	9	—	6	1	27
Ending balance	$1,025	$932	$1,388	$367	$412	$100	$4,224
Period-ended amount allocated for:
Individually evaluated for impairment	$45	$—	$—	$—	$—	$58	$103
Collectively evaluated for impairment	980	932	1,388	367	412	42	4,121
Ending Balance	$1,025	$932	$1,388	$367	$412	$100	$4,224
Loans:
Individually evaluated for impairment	$1,542	$1,894	$558	$—	$—	$360	$4,354
Collectively evaluated for impairment	146,525	81,087	138,996	19,127	32,477	20,154	438,366
Ending Balance	$148,067	$82,981	$139,554	$19,127	$32,477	$20,514	$442,720

Three Months Ended December 31, 2013	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	6	(27)	213	(203)	154	7	150
Loans charged-off	(296)	—	(232)	—	(159)	(27)	(714)
Recoveries	15	—	11	—	14	1	41
Ending balance	$1,598	$138	$1,493	$171	$220	$123	$3,743
Period-ended amount allocated for:
Individually evaluated for impairment	$—	$66	$198	$—	$—	$60	$324
Collectively evaluated for impairment	1,598	72	1,295	171	220	63	3,419
Ending Balance	$1,598	$138	$1,493	$171	$220	$123	$3,743
Loans:
Individually evaluated for impairment	$2,598	$3,202	$2,068	$—	$—	$179	$8,047
Collectively evaluated for impairment	131,021	46,516	112,843	10,014	24,040	17,872	$342,306
Ending Balance	$133,619	$49,718	$114,911	$10,014	$24,040	$18,051	$350,353

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three month periods ended December 31, 2014 and 2013.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

				Three months ended
December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,363	$1,148	$—	$1,274	$11
Multifamily	1,998	1,894	—	3,484	20
Commercial real estate	629	558	—	1,118	8
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	401	302	—	223	—
With an allowance recorded:
Single family	417	394	45	758	3
Multifamily	—	—	—	86	—
Commercial real estate	—	—	—	90	—
Construction and land development	—	—	—	96	—
Commercial business	—	—	—	—	—
Consumer and other	58	58	58	60	1
	$4,866	$4,354	$103	$7,189	$43

				Three months ended
December 31, 2013	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$3,718	$2,598	$—	$1,999	$32
Multifamily	3,399	3,033	—	4,053	28
Commercial real estate	1,939	1,870	—	1,773	54
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	336	119	—	131	—
With an allowance recorded:
Single family	—	—	—	561	—
Multifamily	169	169	66	171	7
Commercial real estate	198	198	198	189	4
Construction and land development	—	—	—	96	—
Commercial business	—	—	—	—	—
Consumer and other	60	60	60	61	3
	$9,819	$8,047	$324	$9,034	$128

The following is a summary of troubled debt restructured loans (TDRs) at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Troubled debt restructurings - accrual	$3,480	$3,507
Troubled debt restructurings - nonaccrual	—	195
	$3,480	$3,702

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

The following tables presents information related to loans modified in a TDR, by class, during the three months ended December 31, 2014 and 2013:

Three Months Ended December 31, 2014
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	—	$—	$—	$—
	—	$—	$—	$—

	Three Months Ended December 31, 2013
		Unpaid Principal Balance (at End of Period)	Balance in the ALLL
	Number of Modifications		Prior to Modification	At Period End
Single family	1	$88	$—	$—
	1	$88	$—	$—

The following table presents a summary of loans modified in a TDR during the three months ended December 31, 2014 and 2013 by class and by type of modification:

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended December 31, 2014		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$—	$—
	$—	$—	$—	$—	$—	$—	$—

	Principal and Interest to Interest Only	Interest Rate Reduction		Adjusted Amortization Period	Reduced Principal Balance
Three Months Ended December 31, 2013		To Below Market Rate	To Interest Only			Other (1)	Total
Single family	$—	$—	$—	$—	$—	$88	$88
	$—	$—	$—	$—	$—	$88	$88

___________________________________________________________
(1) Other modifications primarily include capitalization of property taxes.

There were no re-defaults of TDR that occurred during the three months ended December 31, 2014 and 2013.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of December 31, 2014 and September 30, 2014, loans of approximately $5,120 and $4,653, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Three Months Ended December 31, 2014

Balance, beginning	$4,653
New loans originated	511
Draws on lines of credit	99
Principal repayments	(143)
Balance, ending	$5,120

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$88,628	18.75%	$77,790	17.10%
Interest bearing	134,486	28.45%	132,925	29.22%
	223,114	47.20%	210,715	46.32%
Passbook and Statement Savings	120,422	25.48%	122,227	26.87%
Variable Rate Money Market Accounts	31,901	6.75%	25,615	5.63%
Certificates of Deposit	97,251	20.57%	96,371	21.18%
	$472,688	100.00%	$454,928	100.00%

Certificates of deposit over one hundred thousand dollars totaled $38,460 and $34,853 as of December 31, 2014 and September 30, 2014, respectively.

Note 7.                                 Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2014 and September 30, 2014, the Bank is well capitalized under prompt corrective action regulations.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At December 31, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) - Westbury Bank	$66,312	15.81%	$33,554	8.00%	$41,943	10.00%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	62,088	14.81%	16,769	4.00%	25,154	6.00%
Tier 1 capital (to adjusted total assets) - Westbury Bank	62,088	10.79%	23,017	4.00%	28,771	5.00%

At September 30, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) - Westbury Bank	$65,181	16.18%	$32,228	8.00%	$40,285	10.00%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	61,109	15.17%	16,113	4.00%	24,170	6.00%
Tier 1 capital (to adjusted total assets) - Westbury Bank	61,109	11.13%	21,962	4.00%	27,452	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Stockholders’ equity of the Bank	$68,282	$67,529
Less: Disallowed servicing assets	(153)	(162)
Unrealized gain (loss) on securities	(69)	33
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(2,676)	(2,995)
Tier 1 capital and tangible capital	62,088	61,109
Plus: Allowable general valuation allowances	4,224	4,072
Risk-based capital	$66,312	$65,181

Note 8.                          Commitments

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

The following instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2014	September 30, 2014
Commitments to extend mortgage credit:
Fixed rate	$938	$960
Adjustable rate	1,437	3,339
Unused commercial loan and home equity lines of credit	90,444	61,325
Standby letters of credit	967	422
Commitment to sell loans	2,082	326

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2014 and September 30, 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Commitments to sell loans are commitments to sell single family mortgage loans to investors on the secondary market.

Note 9.                          Fair Value Measurements

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

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	38,593	—	38,593	—
U.S. Government agency collateralized mortgage obligations	5,203	—	5,203	—
U.S. Government agency commercial mortgage-backed securities	12,557	—	12,557	—
Municipal securities	26,827		26,827
Total securities available-for-sale	$83,180	$—	$83,180	$—
Derivatives	$146	$—	$146	$—

Liabilities
Derivatives	$146	$—	$146	$—

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$5,179	$—	$5,179	$—
U.S. Government agency residential mortgage-backed securities	37,196	—	37,196	—
U.S. Government agency collateralized mortgage obligations	3,432	—	3,432	—
U.S. Government agency commercial mortgage-backed securities	10,752	—	10,752	—
Municipal securities	33,787		33,787
Total securities available-for-sale	$90,346	$—	$90,346	$—
Derivatives	$87	$—	$87	$—

Liabilities
Derivatives	$87	$—	$87	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended December 31, 2014.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $452 and $541 have a valuation allowance of $103 and $136 included in the allowance for loan losses to reflect their fair value as of December 31, 2014 and September 30, 2014, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of December 31, 2014, mortgage servicing rights with a carrying amount of $1,688 have a valuation allowance of $160 to reflect their fair value of $1,528.  As of September 30, 2014, mortgage servicing rights with a carrying amount of $1,784 have a valuation allowance of $160 to reflect their fair value of $1,624.

		Fair Value Measurements
December 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$349	$—	$—	$349
Foreclosed real estate	2,333	—	—	2,333
Mortgage servicing rights	1,528	—	—	1,528

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$405	$—	$—	$405
Foreclosed real estate	2,355	—	—	2,355
Mortgage servicing rights	1,624	—	—	1,624

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

Securities held to maturity: The fair values of securities held to maturity are based on quoted market prices for similar securities, adjusted for differences in security characteristics.

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at December 31, 2014 and September 30, 2014.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$24,475	$24,475	$24,475	$—	$—
Securities available for sale	83,180	83,180	—	83,180	—
Securities held to maturity	3,025	3,025	—	3,025	—
Loans, net	438,172	440,204	—	—	440,204
Loans held for sale, net	2,082	2,082	—	2,082	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,528	1,528	—	—	1,528
Accrued interest receivable	1,748	1,748	1,748	—	—
Derivative asset	146	146	—	146	—
Financial liabilities:
Deposits	472,688	460,304	88,628	—	371,676
Advances from Federal Home Loan Bank	31,000	31,000	—	31,000	—
Advance payments by borrowers for property taxes and insurance	255	255	255	—	—
Accrued interest payable	4	4	4	—	—
Derivative liability	146	146	—	146	—

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,608	$17,608	$17,608	$—	$—
Securities available for sale	90,346	90,346	—	90,346	—
Loans, net	416,874	415,857	—	—	415,857
Loans held for sale, net	326	326	—	326	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,624	1,624	—	—	1,624
Accrued interest receivable	1,784	1,784	1,784	—	—
Derivative asset	87	87	—	87	—
Financial liabilities:
Deposits	454,928	442,342	77,790	—	364,552
Advances from Federal Home Loan Bank	17,000	17,000	—	17,000	—
Advance payments by borrowers for property taxes and insurance	5,869	5,869	5,869	—	—
Accrued interest payable	3	3	3	—	—
Derivative liability	87	87	—	87	—

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0%, of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During the three months ended December 31, 2014, 5,142 shares were committed to be released. The total ESOP compensation expense recorded for the three months ended December 31, 2014 and 2013 was $112 and $95 respectively.

The ESOP shares as of December 31, 2014 and September 30, 2014 were as follows (in thousands, except share data):

	December 31, 2014	September 30, 2014

Allocated shares to active participants	17,392	20,570
Shares released and available for allocation	20,570	—
Shares committed to be released	—	15,428
Unallocated shares	370,263	375,405
Total ESOP shares	408,225	411,403
Fair value of unallocated shares	$6,072	$5,650

Note 11. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown (in thousands):

	Three Months Ended December 31,
	2014	2013
	(In thousands)
Total cost of stock grant plan during the year	$155	$—
Total cost of stock option plan during the year	46	—
Total cost of share-based payment plans during the year	$201	—

Amount of related income tax benefit recognized in income	$79	$—

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issue of up to 203,665 restricted stock awards and up to 509,162 stock options. As of December 31, 2014 there were no restricted stock awards and 182,938 options available for future grants.

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

The following table summarizes stock options outstanding for the three months ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2014	326,224	$15.20
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of December 31, 2014	326,224	$15.20	9.5	$391
Options exercisable as of December 31, 2014	—	$—	—	$—

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

The following assumptions were used for options granted during the year ended September 30, 2014:

Risk-free interest rate	2.10%
Expected volatility of Company's stock	9.49%
Expected dividend yield	—%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.82

The total intrinsic value of options exercised during the three months ended December 31, 2014 was $0.

The following is a summary of changes in restricted shares and units for the three months ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at September 30, 2014	203,665	$15.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Shares and Units Outstanding at December 31, 2014	203,665	$15.20

The total intrinsic value of restricted shares that vested during the period ended December 31, 2014 was $0.

As of December 31, 2014, there was $3.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At December 31, 2014, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 4.5 years.

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	December 31,	September 30,
	2014	2014
Assets
Cash and interest bearing deposits	$6,082	$6,878
Investments	6,754	6,590
Loan to ESOP	3,778	3,931
Investment in subsidiary	71,771	71,131
Other assets	1,761	1,674
Total assets	$90,146	$90,204
Liabilities and Stockholders' Equity
Total liabilities	$130	$115
Stockholders' equity	90,016	90,089
Total liabilities and stockholders' equity	$90,146	$90,204

Statements of Operations
(In thousands)

	Three Months Ended December 31,
	2014	2013
Interest and other income	$63	$70
Interest and other expense	184	187
Loss before income tax benefit and equity in undistributed net income of subsidiary	(121)	(117)
Income tax benefit	(30)	(32)
Loss before equity in undistributed net income of subsidiary	(91)	(85)
Equity in undistributed net income of subsidiary	538	153
Net income	$447	$68

Statements of Cash Flows
(in thousands)

	For Three Months Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$447	$68
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(538)	(153)
Net change in other liabilities	15	(19)
Net change in other assets	124	130
Net cash provided by operating activities	48	26

Cash Flows From Investing Activities
Purchase of securities	(376)	(100)
Sales and maturities of securities	212	405
Payments received on ESOP loan	153	183
Net cash provided by (used in) investing activities	(11)	488

Cash Flows From Financing Activities
Treasury stock transactions, net	(833)	—
Net cash used in financing activities	(833)	—
Net increase (decrease) in cash	(796)	514
Cash
Beginning of year	6,878	9,271
End of year	$6,082	$9,785

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

•	changes in our compensation and benefit plans;

•	risks and costs associated with operating as a publicly traded company;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	the availability, effectiveness and security of our information technology systems; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2014.

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
Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, construction loans and commercial business loans, and, to a lesser extent, consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At December 31, 2014, transaction accounts made up 79.4% of our deposits, which we attribute to successful branding initiatives. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
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

Regulatory Matters - Federal Reserve Bank. On April 28, 2014, the Company received correspondence from the Federal Reserve Bank noting that it had no objection to the termination of a Board resolution which required the Company to receive prior written non-objection from the Federal Reserve Bank to declare or pay dividends, issue debt or redeem Company stock. The Board of Directors terminated the resolution at its May 2014 meeting.
Regulatory Matters - OCC. On January 6, 2014, Westbury Bancorp, Inc. received notification from the Office of the Comptroller of the Currency (the “OCC”) that the Formal Written Agreement and Individual Minimum Capital Requirement ("IMCR") between the OCC and the Company’s wholly-owned subsidiary Westbury Bank had been terminated effective December 24, 2013. The Bank had been subject to the Formal Written Agreement since October 29, 2012 and to a memorandum of understanding that the Formal Written Agreement superseded since February 2010. The Bank had been subject to the IMCR since November 5, 2012. As a result of the termination of the Formal Written Agreement, the Bank is no longer designated as in “troubled condition” and is designated as an “eligible institution” with respect to expedited processing of applications that it might file. Accordingly, the Bank is no longer required to obtain the approval of the OCC prior to effecting changes in its directors or executive officers, and is no longer subject to restrictions on the declaration or payment of dividends.
Comparison of Financial Condition at December 31, 2014 and September 30, 2014

Total Assets.  Total assets increased by $25.9 million, or 4.6%, to $594.6 million at December 31, 2014 from $568.7 million at September 30, 2014.  The increase in total assets was primarily the result of an increase in net loans of $21.3 million, loans held for sale of $1.8 million, securities held to maturity of $3.0 million, and cash and cash equivalents of $6.9 million, offset by a decrease in securities available for sale of $7.2 million.

Net Loans.  Net loans increased by $21.3 million, or 5.1%, to $438.2 million at December 31, 2014 from $416.9 million at September 30, 2014.  Single family loans increased by $12.7 million, multifamily loans increased by $6.6 million, commercial real estate loans increased by $4.4 million and construction and land development loans increased by $2.8 million, offset by a decrease in commercial business loans of $5.2 million during the three months ended December 31, 2014.

Investment Securities.  Investment securities available for sale decreased $7.2 million, or 7.9%, to $83.2 million at December 31, 2014 from $90.3 million at September 30, 2014.  Investment securities held to maturity increased $3.0 million to $3.0 million at December 31, 2014 from $0 at September 30, 2014.

Mortgage-backed securities and collateralized mortgage obligations increased $5.0 million, to $56.4 million at December 31, 2014 from $51.4 million at September 30, 2014, municipal securities decreased $7.0 million, to $26.8 million at December 31, 2014 from $33.8 million at September 30, 2014 and government and agency securities decreased $5.2 million, to $0 at December 31, 2014 from $5.2 million at September 30, 2014.  Net unrealized gain on securities increased by $185,000 to $109,000 at December 31, 2014 from a net unrealized loss of $76,000 at September 30, 2014, reflecting the effect of a decrease in market interest rates.  At December 31, 2014, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities and municipal securities. At December 31, 2014, investment securities classified as held to maturity consisted entirely of municipal securities.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $22,000, or 0.9%, to $2.3 million at December 31, 2014 from $2.4 million at September 30, 2014, as we sold $284,000 of foreclosed properties, foreclosed or obtained deeds on $319,000 of non-performing loans and recorded valuation adjustments of $57,000 during the period.  At December 31, 2014, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties.

Deposits.  Deposits increased $17.8 million, or 3.9%, to $472.7 million at December 31, 2014 from $454.9 million at September 30, 2014.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $16.9 million, or 4.7%, to $375.4 million at December 31, 2014 from $358.6 million at September 30, 2014.  In particular, non-interest bearing deposits increased by $10.8 million, or 13.9%, to $88.6 million at December 31, 2014 from $77.8 million at September 30, 2014. Certificates of deposit increased $880,000, or 0.9%, to $97.3 million at December 31, 2014 from $96.4 million at September 30, 2014.

Advances from FHLB. Advances from the FHLB increased by $14.0 million, or 82.4% to $31.0 million at December 31, 2014 from $17.0 million at September 30, 2014 as we increased advances in order to assist in funding current loan growth.

Other Liabilities.  Advance payments by borrowers for property taxes and insurance decreased by $5.6 million, or 95.7%, to $255,000 at December 31, 2014 from $5.9 million at September 30, 2014 due to seasonal disbursements to customers in December to enable the payment of mortgagees’ property taxes.

Total Equity.  Total equity increased $39,000 to $86.5 million at December 31, 2014 from $86.5 million at September 30, 2014.  The increase resulted primarily from net income of $447,000 during the three months ended December 31, 2014, stock based compensation expense of $201,000, an increase in other comprehensive income of $112,000, and the release/allocation of ESOP shares of $112,000, offset by the repurchase of 55,061 shares of common stock for $833,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014:
Real estate loans:
One- to four-family	7	$746	2	$119	5	$385	14	1,250
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	1	126	1	126
Construction and land	1	31	—	—	—	—	1	31
Total real estate	8	777	2	119	6	511	16	1,407
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	2	24	—	—	3	286	5	310
Education	9	73	4	77	10	100	23	250
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	11	97	4	77	13	386	28	560
Total	19	$874	6	$196	19	$897	44	$1,967
At September 30, 2014:
Real estate loans:
One- to four-family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial	1	178	1	163	2	196	4	537
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Other consumer loans	—	—	—	—	1	2	1	2
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

The decrease in delinquent loans at December 31, 2014, compared to September 30, 2014, is primarily attributed to generally improved economic conditions.

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention as of the date indicated:

	At December 31, 2014	At September 30, 2014
	(In thousands)
Classified Loans:
Loss	—	—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	$1,028	$1,239
Multi-family	157	160
Commercial	1,304	1,477
Construction and land	5	5
Total real estate loans	2,494	2,881
Commercial business loans	70	82
Consumer loans:
Home equity lines of credit	58	58
Other consumer loans	—	—
Total consumer loans	58	58
Total substandard — performing	2,622	3,021
Substandard — Nonperforming:
Real estate loans:
One- to four-family	530	596
Multi-family	—	—
Commercial	275	350
Construction and land	—	—
Total real estate loans	805	946
Commercial business loans	—	22
Consumer loans:
Home equity lines of credit	286	129
Other consumer loans	—	2
Total consumer loans	286	131
Total substandard — nonperforming	1,091	1,099
Total classified loans	3,713	4,120
Foreclosed real estate	2,333	2,355
Total classified assets	$6,046	$6,475
Special mention:
Real estate loans:
One- to four-family	$117	$118
Multi-family	442	445
Commercial	853	858
Construction and land	—	—
Total real estate loans	1,412	1,421
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	1,412	1,421
Total classified assets and special mention loans	$7,458	$7,896

_______________________

The decrease in classified assets of $429,000 to $6.0 million at December 31, 2014, from $6.5 million at September 30, 2014, was primarily due to the repayment of classified loans.

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

	At December 31, 2014	At September 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$530	$791
Multi family	—	—
Commercial	275	350
Construction and land	—	—
Total real estate	805	1,141
Commercial business loans	—	22
Consumer loans:
Home equity lines of credit	302	145
Education	100	120
Other consumer loans	—	2
Total consumer loans	402	267
Total nonaccrual loans(1)	1,207	1,430
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	1,207	1,430
Foreclosed assets:
One- to four-family	667	653
Multi-family	402	458
Commercial real estate	1,182	1,149
Construction and land	60	95
Home equity line of credit	22	—
Total foreclosed assets	2,333	2,355
Total nonperforming assets	$3,540	$3,785
Performing troubled debt restructurings	$3,480	$3,507
Ratios:
Nonperforming loans to total loans	0.27%	0.34%
Nonperforming assets to total assets	0.60%	0.67%
Nonperforming assets and troubled debt restructurings to total assets	1.18%	1.28%
_______________________

(1)	Includes $0 and $195,000, respectively, of troubled debt restructurings that were on non-accrual status at December 31, 2014 and September 30, 2014.

The decrease in non-performing assets at December 31, 2014, from September 30, 2014, was primarily due to generally improved economic conditions.

Interest income that would have been recorded for the three months ended December 31, 2014, had non-accruing loans been current according to their original terms, amounted to $16,000.  Interest of approximately $4,500 related to these loans was included in interest income for the three months ended December 31, 2014.

Other Loans of Concern.   There were no other loans at December 31, 2014 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and December 31, 2013

General.  Net income for the three months ended December 31, 2014 was $447,000 compared to net income of $68,000 for the three months ended December 31, 2013. The increase in net income of $379,000 was due primarily to increases of $349,000 in net interest income, $91,000 in service fees on deposit accounts and $70,000 in gains on sales of securities and a decrease in non-interest expenses of $539,000, offset by a decrease in servicing fee income of $210,000, and increases in provisions for loan losses of $200,000 and income tax expense of $225,000.

Interest and Dividend Income. Interest and dividend income increased $354,000, or 7.8%, to $4.9 million for the three months ended December 31, 2014 from $4.5 million for the three months ended December 31, 2013. This increase was primarily attributable to a $481,000 increase in interest and fee income on loans receivable offset by a $127,000 decrease in interest and dividend income on investment securities and interest-earning deposits.  The average balance of loans increased $83.3 million to $423.3 million for the three months ended December 31, 2014 from $340.0 million for the three months ended December 31, 2013. The average yield on loans decreased by 47 basis points to 4.21% for the three months ended December 31, 2014 from 4.68% for the three months ended December 31, 2013.  The average balance of investment securities decreased by $20.7 million, or 19.5%, to $85.4 million for the three months ended December 31, 2014 from $106.2 million for the three months ended December 31, 2013, while the average yield on investment securities decreased by 2 basis points to 1.91% for the three months ended December 31, 2014 from 1.93% for the three months ended December 31, 2013.   The decrease in our average yield on loans reflects the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

Interest Expense. Total interest expense increased $5,000, or 1.2%, to $429,000 for the three months ended December 31, 2014 from $424,000 for the three months ended December 31, 2013.  Interest expense on deposit accounts increased $1,000 to $425,000 for the three months ended December 31, 2014 from $424,000 for the three months ended December 31, 2013.  The increase was primarily due to an increase of $25.9 million, or 5.8%, in the average balance of deposits to $472.9 million for the three months ended December 31, 2014 from $447.1 million for the three months ended December 31, 2013, offset by a decrease of 2 basis points in the average cost of deposits to 0.36% for the three months ended December 31, 2014 from 0.38% for the three months ended December 31, 2013, reflecting the continued low interest rate environment. Interest expense on FHLB advances increased $4,000 to $4,000 for the three months ended December 31, 2014 from $0 for the three months ended December 31, 2013. The increase was due to an increase of $10.4 million in the average balance of FHLB advances to $10.4 million for the three months ended December 31, 2014 from $0 for the three months ended December 31, 2013.

Net Interest Income. Net interest income increased $349,000, or 8.5%, to $4.5 million for the three months ended December 31, 2014 from $4.1 million for the three months ended December 31, 2013.  Average interest-earning assets increased by $48.4 million, or 10.3%, to $518.7 million for the three months ended December 31, 2014, from $470.3 million for the three months ended December 31, 2013. Average deposits and interest-bearing liabilities decreased by $36.2 million, or 8.1%, to $483.3 million for the three months ended December 31, 2014, from $447.1 million for the three months ended December 31, 2013.  Our net interest margin decreased 6 basis points to 3.43% for the three months ended December 31, 2014 from 3.49% for the three months ended December 31, 2013.  The decrease in our net interest margin reflects the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The prolonged low interest rate environment also has an adverse impact on our ability to further reduce rates on transaction accounts.

Provision for Loan Losses.  We recorded a provision for loan losses of $350,000 for the three months ended December 31, 2014 compared to $150,000 for the three months ended December 31, 2013.  The increase in the provision corresponds with the growth in the loan portfolio compared to the prior year period partially offset by improvement in our charge-off experience compared to the prior year period. The allowance for loan losses was $4.2 million, or 0.95% of total loans, at December 31, 2014, compared to $4.1 million, or 0.97% of total loans, at September 30, 2014, and $3.7 million, or 1.07% of total loans, at December 31, 2013.  Total nonperforming loans were $1.2 million at December 31, 2014, compared to $1.4 million at September 30, 2014, and $5.0 million at December 31, 2013.  As a percentage of nonperforming loans, the allowance for loan losses was 350.0% at December 31, 2014, compared to 284.8% at September 30, 2014, and 75.6% at December 31, 2013.  Total classified loans were $3.7 million at December 31, 2014, compared to $4.1 million at September 30, 2014, and $9.7 million at December 31, 2013.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2014, September 30, 2014, and December 31, 2013.

Non-Interest Income.  Non-interest income decreased $84,000, or 4.8%, to $1.7 million for the three months ended December 31, 2014 from $1.8 million for the three months ended December 31, 2013. The decrease was primarily related to decreases in servicing fee income of $210,000, insurance and securities sales commissions of $37,000 and rental income from real estate operations of $32,000; offset by increases in service fees on deposit accounts of $91,000, gain on the sale of securities of $70,000 and gain on sales of loans of $22,000.  The decrease in servicing fee income resulted from the partial recovery, in the prior year period, of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to an increase in market interest rates. The decrease in insurance and securities sales commissions resulted from the Bank's restructuring of this business line to improve its performance. The decrease in rental income from real estate operations was the result of the sale of real estate in the second half of fiscal 2014. The increase in service fees on deposit accounts resulted from an increase in debit card interchange income and overdraft fees on checking accounts. The increase in gain on sales of securities resulted from the sale of investment securities to partially fund the growth of the loan portfolio during the quarter.

Non-Interest Expense.  Non-interest expense decreased $539,000, or 9.5%, to $5.1 million for the three months ended December 31, 2014, from $5.6 million for the three months ended December 31, 2013. The decrease was primarily caused by decreases of $186,000 in net loss from operation and sale of foreclosed real estate, $114,000 in occupancy expense, $96,000 in other expenses, $80,000 in data processing expense, $68,000 in FDIC insurance premiums expense and $49,000 in real estate held for investment expenses. These reductions were offset by an increase of $84,000 in salaries and employee benefits. The decrease in net loss from operation and sale of foreclosed real estate resulted from lower levels of foreclosed real estate being managed, on average during the period, compared to the prior period. The decreases in occupancy expense and real estate held for investment expenses resulted from the closing of three branches and the sale of related real estate in the second half of fiscal 2014. The decrease in FDIC insurance premium expense was a result of the reduction of the rate the Bank is charged for this insurance due to the termination of the formal agreement with the OCC in fiscal 2014. The increase in salaries and employee benefits resulted primarily from the awards made under our equity incentive plan in June 2014.

Provision for Income Taxes.  Income tax expense was $223,000 for the three months ended December 31, 2014, compared to benefit of $2,000 for the three months ended December 31, 2013.  The effective tax rate as a percent of pre-tax income was 33.3% and (3.0)% for the three months ended December 31, 2014 and 2013, respectively. The effective tax rate increased for the three months ended December 31, 2014 due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario such as occurred in the three months ended December 31, 2013.

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

	For the Three Months Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$423,319	$4,459	4.21%	$339,988	$3,978	4.68%
Securities	85,437	409	1.91	106,172	511	1.93
Fed funds sold and other interest-earning deposits	9,920	12	0.48	24,096	37	0.61
Total interest-earning assets	518,676	4,880	3.76%	470,256	4,526	3.85%
Noninterest-earning assets	61,696			78,226
Total assets	$580,372			$548,482

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$60,207	—	—%	$20,088	$—	—%

Checking accounts	167,086	103	0.25	194,100	$114	0.23
Passbook and statement savings	122,707	49	0.16	118,824	45	0.15
Variable rate money market	25,889	10	0.15	26,241	12	0.18
Certificates of deposit	97,040	263	1.08	87,819	253	1.15
Total interest bearing deposits	412,722	425	0.41	426,984	424	0.40
Total deposits	472,929	425	0.36	447,072	424	0.38

FHLB advances	10,353	4	0.15	—	—	—
Notes payable	—	—	—	—	—	—
Total deposits and interest-bearing liabilities	483,282	429	0.36%	447,072	424	0.38%

Other liabilities	9,999			10,238
Total liabilities	493,281			457,310
Stockholders' equity	87,091			91,172
Total liabilities and stockholders' equity	$580,372			$548,482

Net interest income		$4,451			$4,102
Net interest rate spread			3.40%			3.47%
Net interest-earning assets	$35,394			$23,184
Net interest margin			3.43%			3.49%
Average of interest-earning assets to interest-bearing liabilities			107.32%			105.19%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $6.2 million and $4.1 million for the three months ended December 31, 2014 and December 31, 2013, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $17.9 million and $7.5 million for the three months ended December 31, 2014 and December 31, 2013, respectively.  During the three months ended December 31, 2014, we purchased $8.2 million and sold $12.1 million in securities held as available-for-sale, and during the three months ended December 31, 2013, we purchased $6.4 million and sold $0 in securities held as available-for-sale.  Net cash provided by (used in) financing activities was $30.9 million and $(2.4) million for the three months ended December 31, 2014 and December 31, 2013, respectively and consisted of increases (decreases) in deposit accounts, increases in FHLB borrowings, and the purchases of Company treasury stock.

At December 31, 2014, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $62.1 million, or 10.79% of adjusted total assets, which is above the well-capitalized level of $28.8 million, or 5.00%; and total risk-based capital of $66.3 million, or 15.81% of risk-weighted assets, which is above the well-capitalized level of $41.9 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at December 31, 2014.

At December 31, 2014, we had outstanding commitments to originate loans of $2.4 million, unused commercial and home equity lines of credit of $90.4 million and stand-by letters of credit of $967,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2014 totaled $38.4 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or the proceeds from our recent stock offering or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2014, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Westbury Bank believes that the lawsuit is without merit and intends to defend itself vigorously.  Based on the information available to Westbury Bank’s litigation counsel at this time, they believe that the claims in this case are legally and factually without merit.  Counsel is unable to give an opinion as to the likely outcome.  Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended December 31, 2014.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2014	32,482	$15.02	32,482	196,222
November 1 - November 30, 2014	15,492	15.13	15,492	180,730
December 1 - December 31, 2014	7,087	15.24	7,087	173,643
Total	55,061	$15.08	55,061

On August 20, 2014, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares of the Company's common stock, representing 4.9% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of December 31, 2014, 76,357 shares had been purchased.

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

Westbury Bancorp, Inc.

Date: January 30, 2015

/s/ Raymond F. Lipman
Raymond F. Lipman
Chairman and Chief Executive Officer

/s/ Kirk J. Emerich
Kirk J. Emerich
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**
31.1	Certification of Raymond F. Lipman, Chairman and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Kirk J. Emerich, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32
Certification of Raymond F. Lipman, Chairman and Chief Executive Officer, and Kirk J. Emerich, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_______________________________________

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594).

**	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.