Form 10-Q
period 2015-03-31
Westbury Bancorp, Inc.
filed 2015-04-30
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015
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
There were 4,514,949 shares of Common Stock, par value $.01 per share, outstanding as of April 29, 2015.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2015 and September 30, 2014
(In Thousands, except share data)

	March 31, 2015	September 30, 2014
	(Unaudited)
Assets
Cash and due from banks	$10,427	$9,369
Interest-bearing deposits	6,378	8,239
Cash and cash equivalents	16,805	17,608
Securities available-for-sale	77,881	90,346
Securities held to maturity, at amortized cost ($3,042 fair value at March 31, 2015)	3,025	—
Loans held for sale, at lower of cost or fair value	1,594	326
Loans, net of allowance for loan losses of $4,483 and $4,072 at March 31 and September 30, respectively	467,447	416,874
Federal Home Loan Bank stock, at cost	3,350	2,670
Foreclosed real estate	2,100	2,355
Real estate held for investment	3,697	3,763
Office properties and equipment, net	11,337	11,181
Cash surrender value of bank-owned life insurance	12,972	12,742
Mortgage servicing rights	1,409	1,624
Deferred tax asset	4,899	5,702
Other assets	3,618	3,504
Total assets	$610,134	$568,695
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$512,047	$454,928
Advances from Federal Home Loan Bank	13,000	17,000
Advance payments by borrowers for property taxes and insurance	1,966	5,869
Other liabilities	3,985	4,411
Total liabilities	530,998	482,208
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,346,206 shares issued at March 31, 2015 and September 30, 2014	53	53
Additional paid-in capital	49,661	49,164
Retained earnings	46,121	45,190
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,651)	(3,754)
Accumulated other comprehensive income (loss)	441	(46)
Less common stock repurchased, 818,157 shares at cost, at March 31, 2015 and 271,296 at September 30, 2014	(13,489)	(4,120)
Total stockholders’ equity	79,136	86,487
Total liabilities and stockholders’ equity	$610,134	$568,695

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three and Six Months Ended March 31, 2015 and 2014 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest and dividend income:
Loans	$4,685	$3,949	$9,144	$7,927
Investments - nontaxable	15	22	32	38
Investments - taxable	404	472	796	967
Interest bearing deposits	16	29	28	66
Total interest and dividend income	5,120	4,472	10,000	8,998
Interest expense:
Deposits	446	398	871	822
Advances from the Federal Home Loan Bank	14	1	18	1
Total interest expense	460	399	889	823
Net interest income before provision for loan losses	4,660	4,073	9,111	8,175
Provision for loan losses	300	200	650	350
Net interest income after provision for loan losses	4,360	3,873	8,461	7,825
Noninterest income:
Service fees on deposit accounts	999	966	2,155	2,031
Gain on sales of loans, net	174	17	243	64
Servicing fee income, net of amortization and impairment	6	71	43	318
Insurance and securities sales commissions	98	99	156	194
Gain on sales of securities	3	24	73	24
Gain (loss) on sales of branches and other assets	(12)	(68)	6	(68)
Increase in cash surrender value of life insurance	128	83	230	188
Rental income from real estate operations	148	157	276	317
Other income	67	78	103	117
Total noninterest income	1,611	1,427	3,285	3,185
Noninterest expenses:
Salaries and employee benefits	2,439	2,429	4,820	4,726
Commissions	71	48	126	99
Occupancy	385	497	698	924
Furniture and equipment	125	129	228	259
Data processing	792	853	1,573	1,714
Advertising	44	25	104	92
Real estate held for investment	120	159	223	311
Net loss from operations and sale of foreclosed real estate	31	116	179	450
FDIC insurance premiums	107	169	212	342
Valuation loss on real estate held for sale	—	1,964	—	1,964
Branch realignment	—	573	—	573
Other expenses	1,108	1,352	2,164	2,504
Total noninterest expenses	5,222	8,314	10,327	13,958
Income (loss) before income tax expense (benefit)	749	(3,014)	1,419	(2,948)
Income tax expense (benefit)	265	(1,215)	488	(1,217)
Net income (loss)	$484	$(1,799)	$931	$(1,731)
Earnings per share:
Basic	$0.11	$(0.38)	$0.21	$(0.36)
Diluted	$0.11	$(0.38)	$0.21	$(0.36)
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended March 31, 2015 and 2014
(Unaudited)
(In Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$484	$(1,799)	$931	$(1,731)
Other comprehensive income, before tax:
Unrealized gains on available-for-sale securities	620	1,108	875	612
Reclassification adjustment for realized gains included in net income	(3)	(24)	(73)	(24)
Other comprehensive income, before tax	617	1,084	802	588
Income tax expense related to items of other comprehensive income	(242)	(459)	(315)	(218)
Other comprehensive income, net of tax	375	625	487	370
Comprehensive income (loss)	$859	$(1,174)	$1,418	$(1,361)

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended March 31, 2015 and 2014
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$—	$90,602
Net loss	—	—	—	(1,731)	—	—	—	(1,731)
Other comprehensive income, net of tax	—	—	—	—	—	370	—	370
Allocation of 20,570 shares by ESOP	—	—	81	—	206	—	—	287
Commitment to be allocated of 5,142 ESOP shares	—	—	21	—	51	—	—	72
Balance, March 31, 2014	$—	$51	$48,902	$44,894	$(3,857)	$(390)	$—	$89,600

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487
Net income	—	—	—	931	—	—	—	931
Other comprehensive income, net of tax	—	—	—	—	—	487	—	487
Repurchase of 546,861 shares of common stock	—	—	—	—	—	—	(9,369)	(9,369)
Stock based compensation expense	—	—	402	—	—	—	—	402
Allocation of 5,142 shares by ESOP	—	—	61	—	51	—	—	112
Commitment to be allocated of 5,142 ESOP shares			34		52		—	86
Balance, March 31, 2015	$—	$53	$49,661	$46,121	$(3,651)	$441	$(13,489)	$79,136

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Six Months Ended March 31, 2015 and 2014 (Unaudited)
(In Thousands)
	Six Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$931	$(1,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	650	350
Depreciation and amortization	317	393
Depreciation on real estate held for investment	66	89
Net amortization of securities premiums and discounts	272	326
Amortization and impairment of mortgage servicing rights	215	(14)
Capitalization of mortgage servicing rights	—	(1)
Gain on sales of available-for-sale securities	(73)	(24)
(Gain) loss on sales of branches and other assets	(6)	68
Write-down of real estate held-for-sale	—	1,964
Branch realignment	—	573
Loss on sale of foreclosed real estate	20	150
Write-down of foreclosed real estate	57	183
Loans originated for sale	(14,510)	(5,188)
Proceeds from sale of loans	13,485	5,783
Gain on sale of loans, net	(243)	(64)
ESOP compensation expense	198	168
Stock based compensation expense	402	—
Deferred income taxes	488	(1,191)
Increase in cash surrender value of life insurance	(230)	(188)
Net change in:
Other assets	(107)	(312)
Other liabilities and advance payments by borrowers for property taxes and insurance	(4,317)	(5,380)
Net cash used in operating activities	(2,385)	(4,046)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(10,287)	(9,599)
Proceeds from sales of securities available-for-sale	17,536	14,145
Proceeds from maturities, prepayments, and calls of securities available-for-sale	5,819	5,038
Purchases of securities held to maturity	(3,025)	—
Purchase of FHLB stock	(680)	—
Net increase in loans	(51,648)	(14,924)
Purchases of office properties and equipment	(486)	(483)
Proceeds from sales of foreclosed real estate	603	717
Net cash used in investing activities	(42,168)	(5,106)
Cash Flows From Financing Activities
Net increase in deposits	57,119	10,400
Decrease in Federal Home Loan Bank borrowings	(4,000)	—
Repurchase of common stock	(9,369)	—
Net cash provided by financing activities	43,750	10,400
Net increase (decrease) in cash and cash equivalents	(803)	1,248
Cash and cash equivalents at beginning	17,608	47,665
Cash and cash equivalents at end	$16,805	$48,913
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$888	$822
Supplemental Schedules of Non-cash Investing Activities
Loans receivable transferred to foreclosed real estate	$425	$474
Real estate held for investment transferred to real estate held for sale	—	2,255
Office properties and equipment transferred to real estate held for sale	—	2,451

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of March 31, 2015 and September 30, 2014 and the results of operations and cash flows for the interim periods ended March 31, 2015 and 2014.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014 filed as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

Note 2.                                 Recent Accounting Developments

In January 2014, the FASB issued ASU 2014-04, Receivables (Topic 310) - Troubled Debt Restructurings by Creditors. ASU 2014-04 is intended to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. ASU 2014-09 is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Note 3.                                 Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company's common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share data).

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$484	$(1,799)	$931	$(1,731)
Basic potential common shares:
Weighted average shares outstanding	4,657,638	5,142,541	4,746,438	5,142,541
Weighted average unallocated ESOP shares	(368,549)	(387,405)	(371,149)	(390,262)
Basic weighted average shares outstanding	4,289,089	4,755.136	4,375,289	4,752.279
Dilutive effect of equity awards	33,670	—	28,971	—
Diluted weighted average shares outstanding	4,322,759	4,755,136	4,404,260	4,752,279
Basic income (loss) per share	$0.11	$(0.38)	$0.21	$(0.36)
Diluted income (loss) per share	$0.11	$(0.38)	$0.21	$(0.36)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	38,762	534	(112)	39,184
U.S. Government agency collateralized mortgage obligations	2,424	23	(47)	2,400
U.S. Government agency commercial mortgage-backed securities	9,617	77	—	9,694
Municipal securities	26,328	278	(28)	26,578
Total Available for Sale	77,155	913	(187)	77,881
Held to Maturity
Municipal securities	3,025	17	—	3,042
Total Investment Securities	$80,180	$930	$(187)	$80,923
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available for Sale
U.S. Government and agency securities	$5,250	$—	$(71)	$5,179
U.S. Government agency residential mortgage-backed securities	37,144	389	(337)	37,196
U.S. Government agency collateralized mortgage obligations	3,458	30	(56)	3,432
U.S. Government agency commercial mortgage-backed securities	10,835	11	(94)	10,752
Municipal securities	33,735	280	(228)	33,787
Total Available for Sale	90,422	710	(786)	90,346
Held to Maturity
Municipal securities	—	—	—	—
Total Investment Securities	$90,422	$710	$(786)	$90,346

The amortized cost and fair value of investment securities, by contractual maturity at March 31, 2015 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	March 31, 2015
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$2,447	$2,475
Due after one year through five years	14,696	14,865
Due after five years through ten years	7,604	7,671
Due after ten years	1,605	1,592
U.S. Government agency collateralized mortgage obligations	2,424	2,400
U.S. Government agency residential mortgage-backed securities	38,762	39,184
U.S. Government agency commercial mortgage-backed securities	9,617	9,694
	77,155	77,881

Held to maturity:
Due in one year or less	566	566
Due after one year through five years	679	680
Due after five years through ten years	929	937
Due after ten years	851	859
	3,025	3,042
Total	$80,180	$80,923

Proceeds from sales of investment securities during the three months ended March 31, 2015 and 2014, were $5,452 and $14,145, respectively. Gross realized gains, during the three months ended March 31, 2015 and 2014, on these sales amount to $14 and $170, respectively. Gross realized losses on these sales were $11 and $146, during the three months ended March 31, 2015 and 2014 respectively.

Proceeds from sales of investment securities during the six months ended March 31, 2015 and 2014, were $17,536 and $14,145, respectively. Gross realized gains, during the six months ended March 31, 2015 and 2014, on these sales amounted to $125 and $170, respectively. Gross realized losses on these sales were $52 and $146, during the six months ended March 31, 2015 and 2014, respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at March 31, 2015 and September 30, 2014.

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	3,858	(13)	8,321	(99)	12,179	(112)
U.S. Government agency collateralized mortgage obligations	—	—	753	(47)	753	(47)
U.S Government agency commercial mortgage-backed securities	—	—	—	—	—	—
Municipal securities	2,008	(13)	1,690	(15)	3,698	(28)
	$5,866	$(26)	$10,764	$(161)	$16,630	$(187)

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$5,179	$(71)	$5,179	$(71)
U.S. Government agency residential mortgage-backed securities	9,617	(54)	13,075	(283)	22,692	(337)
U.S. Government agency collateralized mortgage obligations	—	—	891	(56)	891	(56)
U.S. Government agency commercial mortgage-backed securities	6,235	(73)	1,033	(21)	7,268	(94)
Municipal securities	3,046	(8)	13,621	(220)	16,667	(228)
	$18,898	$(135)	$33,799	$(651)	$52,697	$(786)

At March 31, 2015, the investment portfolio included 17 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 8 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2014, the investment portfolio included 63 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 25 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Note 5.                                 Loans

A summary of the balances of loans follows:

	March 31, 2015	September 30, 2014
Real estate:
Single family	$150,102	$135,337
Multifamily	92,194	76,396
Commercial real estate	155,121	135,121
Construction and land development	20,941	16,362
Total real estate	418,358	363,216
Commercial business	34,569	37,675
Consumer:
Home equity lines of credit	12,608	14,275
Education	4,374	4,694
Other	2,342	1,321
Total consumer	19,324	20,290
Total loans	472,251	421,181
Less:
Net deferred loan fees	321	235
Allowance for loan losses	4,483	4,072
Net loans	$467,447	$416,874

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and September 30, 2014:

March 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$148,804	$1,016	$—	$282	$150,102
Multifamily	92,194	—	—	—	92,194
Commercial real estate	154,727	—	—	394	155,121
Construction and land development	20,941	—	—	—	20,941
Commercial business	34,567	2	—	—	34,569
Consumer and other:
Home equity lines of credit	12,428	—	—	180	12,608
Education	4,180	54	66	74	4,374
Other	2,342	—	—	—	2,342
	$470,183	$1,072	$66	$930	$472,251

September 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$133,102	$1,623	$162	$450	$135,337
Multifamily	76,396	—	—	—	76,396
Commercial real estate	134,584	178	163	196	135,121
Construction and land development	16,362	—	—	—	16,362
Commercial business	37,653	—	—	22	37,675
Consumer and other:
Home equity lines of credit	13,918	228	—	129	14,275
Education	4,502	28	44	120	4,694
Other	1,319	—	—	2	1,321
	$417,836	$2,057	$369	$919	$421,181

There were no loans past due ninety days or more still accruing interest as of March 31, 2015 and September 30, 2014.

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Single family	$426	$791
Multifamily	—	—
Commercial real estate	394	350
Construction and land development	—	—
Commercial business	—	22
Consumer and other:
Home equity lines of credit	194	145
Education	74	120
Other	—	2
	$1,088	$1,430

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of March 31, 2015 and September 30, 2014:

March 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$147,649	$1,151	$—	$1,302	$—	$150,102
Multifamily	88,915	2,841	438	—	—	92,194
Commercial real estate	148,027	4,931	961	1,202	—	155,121
Construction and land development	20,941	—	—	—	—	20,941
Commercial business	31,284	3,147	—	138	—	34,569
Consumer and other:
Home equity lines of credit	12,343	—	—	265	—	12,608
Education	4,374	—	—	—	—	4,374
Other	2,342	—	—	—	—	2,342
Total	$455,875	$12,070	$1,399	$2,907	$—	$472,251

September 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$132,067	$1,317	$118	$1,835	$—	$135,337
Multifamily	73,876	1,915	445	160	—	76,396
Commercial real estate	126,319	6,117	858	1,827	—	135,121
Construction and land development	16,357	—	—	5	—	16,362
Commercial business	34,112	3,459	—	104	—	37,675
Consumer and other:
Home equity lines of credit	14,088	—	—	187	—	14,275
Education	4,694	—	—	—	—	4,694
Other	1,319	—	—	2	—	1,321
	$402,832	$12,808	$1,421	$4,120	$—	$421,181

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,025	$932	$1,388	$367	$412	$100	$4,224
Provision for loan losses	86	93	124	(6)	(2)	5	300
Loans charged-off	(47)	—	(14)	—	—	—	(61)
Recoveries	—	—	9	—	5	6	20
Ending balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$57	$97
Collectively evaluated for impairment	1,024	1,025	1,507	361	415	54	4,386
Ending Balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Loans:
Individually evaluated for impairment	$1,683	$1,874	$1,085	$—	$—	$278	$4,920
Collectively evaluated for impairment	148,419	90,320	154,036	20,941	34,569	19,046	467,331
Ending Balance	$150,102	$92,194	$155,121	$20,941	$34,569	$19,324	$472,251

Three Months Ended March 31, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,658	$138	$1,493	$171	$220	$63	$3,743
Provision for loan losses	(183)	(35)	253	81	48	36	200
Loans charged-off	(146)	—	—	—	—	(1)	(147)
Recoveries	84	4	1	—	11	2	102
Ending balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Period-ended amount allocated for:
Individually evaluated for impairment	$99	$—	$—	$—	$—	$60	$159
Collectively evaluated for impairment	1,314	107	1,747	252	279	40	3,739
Ending Balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Loans:
Individually evaluated for impairment	$2,742	$3,011	$2,062	$—	$—	$177	$7,992
Collectively evaluated for impairment	129,239	51,232	119,517	12,280	23,965	16,749	$352,982
Ending Balance	$131,981	$54,243	$121,579	$12,280	$23,965	$16,926	$360,974

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended March 31, 2015 and 2014:

Six Months Ended March 31, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	189	268	139	60	(36)	30	650
Loans charged-off	(208)	—	(62)	—	(14)	(2)	(286)
Recoveries	11	—	18	—	11	7	47
Ending balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$57	$97
Collectively evaluated for impairment	1,024	1,025	1,507	361	415	54	4,386
Ending Balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Loans:
Individually evaluated for impairment	$1,683	$1,874	$1,085	$—	$—	$278	$4,920
Collectively evaluated for impairment	148,419	90,320	154,036	20,941	34,569	19,046	467,331
Ending Balance	$150,102	$92,194	$155,121	$20,941	$34,569	$19,324	$472,251

Six Months Ended March 31, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	(117)	(62)	466	(122)	202	(17)	350
Loans charged-off	(442)	—	(232)	—	(159)	(28)	(861)
Recoveries	99	4	12	—	25	3	143
Ending balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Period-ended amount allocated for:
Individually evaluated for impairment	$99	$—	$—	$—	$—	$60	$159
Collectively evaluated for impairment	1,314	107	1,747	252	279	40	3,739
Ending Balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Loans:
Individually evaluated for impairment	$2,742	$3,011	$2,062	$—	$—	$177	$7,992
Collectively evaluated for impairment	129,239	51,232	119,517	12,280	23,965	16,749	$352,982
Ending Balance	$131,981	$54,243	$121,579	$12,280	$23,965	$16,926	$360,974

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and six month periods ended March 31, 2015 and 2014.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Six months ended
March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,569	$1,367	$—	$1,258	$12	$1,310	$21
Multifamily	1,970	1,874	—	1,884	20	1,894	40
Commercial real estate	1,179	1,085	—	822	15	703	25
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	301	221	—	262	1	223	2
With an allowance recorded:
Single family	316	316	40	355	4	343	7
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	55	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	57	57	57	58	1	58	1
	$5,392	$4,920	$97	$4,639	$53	$4,586	$96

				Three months ended		Six months ended
March 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$2,499	$2,334	$—	$2,467	$4	$2,111	$10
Multifamily	3,366	3,011	—	3,022	36	3,706	73
Commercial real estate	2,134	2,062	—	1,966	13	1,870	28
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	335	117	—	118	—	127	—
With an allowance recorded:
Single family	1,235	408	99	204	—	510	—
Multifamily	—	—	—	85	—	114	—
Commercial real estate	—	—	—	99	—	126	—
Construction and land development	—	—	—	—	—	64	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	60	60	60	60	1	60	2
	$9,629	$7,992	$159	$8,021	$54	$8,688	$113

The following is a summary of troubled debt restructured loans (TDRs) at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Troubled debt restructurings - accrual	$3,449	$3,507
Troubled debt restructurings - nonaccrual	—	195
	$3,449	$3,702

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

There were no loans modified in a TDR during the three months ended March 31, 2015 and 2014. There were no loans modified in a TDR during the six months ended March 31, 2015. During the six months ended March 31, 2014, single family loans totaling $88 were modified in a TDR.

There were no re-defaults of TDR that occurred during the three months or six months ended March 31, 2015 and 2014.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of March 31, 2015 and September 30, 2014, loans of approximately $5,333 and $4,653, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Six Months Ended March 31, 2015

Balance, beginning	$4,653
New loans originated	1,159
Draws on lines of credit	131
Principal repayments	(610)
Balance, ending	$5,333

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	March 31, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$86,814	16.95%	$77,790	17.10%
Interest bearing	138,605	27.07%	132,925	29.22%
	225,419	44.02%	210,715	46.32%
Passbook and Statement Savings	127,028	24.81%	122,227	26.87%
Variable Rate Money Market Accounts	46,752	9.13%	25,615	5.63%
Certificates of Deposit	112,848	22.04%	96,371	21.18%
	$512,047	100.00%	$454,928	100.00%

Certificates of deposit over one hundred thousand dollars totaled $55,170 and $34,853 as of March 31, 2015 and September 30, 2014, respectively. Of these amounts, $7,265 and $5,602 are equal to or greater than two hundred fifty thousand dollars as of March 31, 2015 and September 30, 2014, respectively.

Note 7.                                 Regulatory Capital

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets: (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Bank meets all these new requirements, including the full capital conservation buffer.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At March 31, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	64,023	13.18%	21,859	4.50%	31,574	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	64,023	13.18%	29,146	6.00%	38,861	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	$68,506	14.11%	$38,841	8.00%	$48,551	10.00%
Leverage (to adjusted total assets) - Westbury Bank	64,023	10.57%	24,228	4.00%	30,285	5.00%

At September 30, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) - Westbury Bank	$65,181	16.18%	$32,228	8.00%	$40,285	10.00%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	61,109	15.17%	16,113	4.00%	24,170	6.00%
Tier 1 capital (to adjusted total assets) - Westbury Bank	61,109	11.13%	21,962	4.00%	27,452	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Stockholders’ equity of the Bank	$69,299	$67,529
Less: Disallowed servicing assets	—	(162)
Unrealized (gain) loss on securities	(438)	33
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(1,542)	(2,995)
Tier 1 capital and tangible capital	64,023	61,109
Plus: Allowable general valuation allowances	4,483	4,072
Risk-based capital	$68,506	$65,181

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

The following instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2015	September 30, 2014
Commitments to extend mortgage credit:
Fixed rate	$2,422	$960
Adjustable rate	1,941	3,339
Unused commercial loan and home equity lines of credit	85,711	61,325
Standby letters of credit	951	422
Commitment to sell loans	1,594	326

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2015 and September 30, 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
March 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,184	—	39,184	—
U.S. Government agency collateralized mortgage obligations	2,400	—	2,400	—
U.S. Government agency commercial mortgage-backed securities	9,694	—	9,694	—
Municipal securities	26,578	—	26,578	—
Total securities available-for-sale	$77,881	$—	$77,881	$—
Derivatives	$151	$—	$151	$—

Liabilities
Derivatives	$151	$—	$151	$—

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$5,179	$—	$5,179	$—
U.S. Government agency residential mortgage-backed securities	37,196	—	37,196	—
U.S. Government agency collateralized mortgage obligations	3,432	—	3,432	—
U.S. Government agency commercial mortgage-backed securities	10,752	—	10,752	—
Municipal securities	33,787	—	33,787	—
Total securities available-for-sale	$90,346	$—	$90,346	$—
Derivatives	$87	$—	$87	$—

Liabilities
Derivatives	$87	$—	$87	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended March 31, 2015.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $373 and $541 have a valuation allowance of $97 and $136 included in the allowance for loan losses to reflect their fair value as of March 31, 2015 and September 30, 2014, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of March 31, 2015, mortgage servicing rights with a carrying amount of $1,569 have a valuation allowance of $160 to reflect their fair value of $1,409.  As of September 30, 2014, mortgage servicing rights with a carrying amount of $1,784 have a valuation allowance of $160 to reflect their fair value of $1,624.

		Fair Value Measurements
March 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$276	$—	$—	$276
Foreclosed real estate	2,100	—	—	2,100
Mortgage servicing rights	1,409	—	—	1,409

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$405	$—	$—	$405
Foreclosed real estate	2,355	—	—	2,355
Mortgage servicing rights	1,624	—	—	1,624

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at March 31, 2015 and September 30, 2014.

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$16,805	$16,805	$16,805	$—	$—
Securities available for sale	77,881	77,881	—	77,881	—
Securities held to maturity	3,025	3,042	—	3,042	—
Loans, net	467,447	467,980	—	—	467,980
Loans held for sale, net	1,594	1,594	—	1,594	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,409	1,409	—	—	1,409
Accrued interest receivable	1,930	1,930	1,930	—	—
Derivative asset	151	151	—	151	—
Financial liabilities:
Deposits	512,047	489,066	86,814	—	402,252
Advances from Federal Home Loan Bank	13,000	13,000	—	13,000	—
Advance payments by borrowers for property taxes and insurance	1,966	1,966	1,966	—	—
Accrued interest payable	4	4	4	—	—
Derivative liability	151	151	—	151	—

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,608	$17,608	$17,608	$—	$—
Securities available for sale	90,346	90,346	—	90,346	—
Loans, net	416,874	415,857	—	—	415,857
Loans held for sale, net	326	326	—	326	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,624	1,624	—	—	1,624
Accrued interest receivable	1,784	1,784	1,784	—	—
Derivative asset	87	87	—	87	—
Financial liabilities:
Deposits	454,928	442,342	77,790	—	364,552
Advances from Federal Home Loan Bank	17,000	17,000	—	17,000	—
Advance payments by borrowers for property taxes and insurance	5,869	5,869	5,869	—	—
Accrued interest payable	3	3	3	—	—
Derivative liability	87	87	—	87	—

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During the three months ended March 31, 2015, 5,142 shares were committed to be released. The total ESOP compensation expense recorded for the three months ended March 31, 2015 and 2014 was $86 and $72 respectively. During the six months ended March 31, 2015, 10,284 shares were committed to be released, 5,142 of which were released and available for allocation at December 31, 2014 concurrent with the payment of the annual debt service on the ESOP loan. The total ESOP compensation expense recorded for the six months ended March 31, 2015 and 2014 was $198 and $168 respectively.

The ESOP shares as of March 31, 2015 and September 30, 2014 were as follows (in thousands, except share data):

	March 31, 2015	September 30, 2014

Allocated shares to active participants	36,442	20,570
Shares committed to be released	5,142	15,428
Unallocated shares	365,121	375,405
Total ESOP shares	406,705	411,403
Fair value of unallocated shares	$6,390	$5,650

Note 11. Equity Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Total cost of stock grant plan during the year	$155	$—	$310	$—
Total cost of stock option plan during the year	46	—	92	—
Total cost of share-based payment plans during the year	$201	$—	$402	—

Amount of related income tax benefit recognized in income	$79	$—	$158	$—

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issue of up to 203,665 restricted stock awards and up to 509,162 stock options. As of March 31, 2015 there were no restricted stock awards and 182,938 options available for future grants.

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

The following table summarizes stock options outstanding for the three and six months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2014	326,224	$15.20
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of March 31, 2015	326,224	$15.20	9.25	$750
Options exercisable as of March 31, 2015	—	$—	—	$—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2014	326,224	$15.20
Granted	—	—
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of March 31, 2015	326,224	$15.20	9.25	$750
Options exercisable as of March 31, 2015	—	$—	—	$—

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

The following assumptions were used for options granted during the year ended September 30, 2014:

Risk-free interest rate	2.10%
Expected volatility of Company's stock	9.49%
Expected dividend yield	—%
Expected life of options (years)	7.5
Weighted average fair value per option of options granted during the year	$2.82

The total intrinsic value of options exercised during the three and six months ended March 31, 2015 was $0.

The following is a summary of changes in restricted shares for the three and six months ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2014	203,665	$15.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Shares Outstanding at March 31, 2015	203,665	$15.20

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2014	203,665	$15.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Shares Outstanding at March 31, 2015	203,665	$15.20

The total intrinsic value of restricted shares that vested during the six months ended March 31, 2015 was $0.

As of March 31, 2015, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At March 31, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 4.25 years.

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	March 31,	September 30,
	2015	2014
Assets
Cash and interest bearing deposits	$2,775	$6,878
Investments	1,424	6,590
Loan to ESOP	3,778	3,931
Investment in subsidiary	72,702	71,131
Other assets	1,992	1,674
Total assets	$82,671	$90,204
Liabilities and Stockholders' Equity
Total liabilities	$131	$115
Stockholders' equity	82,540	90,089
Total liabilities and stockholders' equity	$82,671	$90,204

Statements of Operations
(In thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest and other income	$63	$71	$126	$141
Interest and other expense	165	261	349	448
Loss before income tax benefit and equity in undistributed net income of subsidiary	(102)	(190)	(223)	(307)
Income tax benefit	(24)	(61)	(54)	(93)
Loss before equity in undistributed net income (loss) of subsidiary	(78)	(129)	(169)	(214)
Equity in undistributed net income (loss) of subsidiary	562	(1,670)	1,100	(1,517)
Net income (loss)	$484	$(1,799)	$931	$(1,731)

Statements of Cash Flows
(in thousands)

	For Six Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$931	$(1,731)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net income (loss) of subsidiary	(1,100)	1,517
Net change in other liabilities	16	6
Net change in other assets	100	47
Net cash used in operating activities	(53)	(161)

Cash Flows From Investing Activities
Purchase of securities	(728)	(663)
Sales and maturities of securities	5,894	706
Payments received on ESOP loan	153	183
Net cash provided by investing activities	5,319	226

Cash Flows From Financing Activities
Repurchase of common stock	(9,369)	—
Net cash used in financing activities	(9,369)	—
Net increase (decrease) in cash	(4,103)	65
Cash
Beginning of period	6,878	9,271
End of period	$2,775	$9,336

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

•	changes in our compensation and benefit plans;

•	our ability to retain key members of our senior management team and to address staffing needs to respond to demand or to implement our strategic plans;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	the ability of third-party service providers to perform their obligations to us;

•	the availability, effectiveness and security of our information technology systems; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the period ended September 30, 2014.

Overview
Our Business. Westbury Bancorp, Inc. (the "Company") is a Maryland corporation and the savings and loan holding company for Westbury Bank (the "Bank") , which was formed in connection with the mutual-to-stock conversion of the Bank's former mutual holding company, WBSB Bancorp, MHC, in 2013. Westbury Bank is a federally-chartered savings bank headquartered in West Bend, Wisconsin.
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
Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, construction loans and commercial business loans, and, to a lesser extent, consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At March 31, 2015, transaction accounts, consisting of checking, money market and savings accounts, made up 78.0% of our deposits. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.
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
Regulatory Matters - OCC. On January 6, 2014, the Company received notification from the Office of the Comptroller of the Currency (the “OCC”) that the Formal Written Agreement and Individual Minimum Capital Requirement ("IMCR") between the OCC and the Bank had been terminated effective December 24, 2013. The Bank had been subject to the Formal Written Agreement since October 29, 2012 and to a memorandum of understanding that the Formal Written Agreement superseded since February 2010. The Bank had been subject to the IMCR since November 5, 2012. As a result of the termination of the Formal Written Agreement, the Bank is no longer designated as in “troubled condition” and is designated as an “eligible institution” with respect to expedited processing of applications that it might file. Accordingly, the Bank is no longer required to obtain the approval of the OCC prior to effecting changes in its directors or executive officers, and is no longer subject to restrictions on the declaration or payment of dividends.
Comparison of Financial Condition at March 31, 2015 and September 30, 2014

Total Assets.  Total assets increased by $41.4 million, or 7.3%, to $610.1 million at March 31, 2015 from $568.7 million at September 30, 2014.  The increase in total assets was primarily the result of an increase in net loans of $50.6 million, loans held for sale of $1.3 million, and securities held to maturity of $3.0 million, offset by a decrease in cash and cash equivalents of $803,000 and securities available for sale of $12.5 million.

Net Loans.  Net loans increased by $50.6 million, or 12.1%, to $467.4 million at March 31, 2015 from $416.9 million at September 30, 2014.  Single family loans increased by $14.8 million, multifamily loans increased by $15.8 million, commercial real estate loans increased by $20.0 million and construction and land development loans increased by $4.6 million, offset by a decrease in commercial business loans of $3.1 million and in consumer loans of $966,000 and an increase in allowance for loan losses of $411,000 during the six months ended March 31, 2015.

Investment Securities.  Investment securities available for sale decreased $12.5 million, or 13.8%, to $77.9 million at March 31, 2015 from $90.3 million at September 30, 2014.  Investment securities held to maturity increased $3.0 million to $3.0 million at March 31, 2015 from $0 at September 30, 2014.

Mortgage-backed securities and collateralized mortgage obligations decreased $102,000, to $51.3 million at March 31, 2015 from $51.4 million at September 30, 2014, municipal securities available for sale decreased $7.2 million, to $26.6 million at March 31, 2015 from $33.8 million at September 30, 2014 and government and agency securities decreased $5.2 million, to $25,000 at March 31, 2015 from $5.2 million at September 30, 2014.  Net unrealized gain on securities increased by $802,000 to $726,000 at March 31, 2015 from a net unrealized loss of $76,000 at September 30, 2014, reflecting the effect of a decrease in market interest rates.  At March 31, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities and municipal securities. At March 31, 2015, investment securities classified as held to maturity consisted entirely of municipal securities.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $255,000, or 10.8%, to $2.1 million at March 31, 2015 from $2.4 million at September 30, 2014, as we sold $623,000 of foreclosed properties, foreclosed or obtained deeds on $425,000 of non-performing loans and recorded valuation adjustments of $57,000 during the period.  At March 31, 2015, our foreclosed real estate included primarily one- to four-family residential real estate, multi-family and commercial real estate properties.

Deferred Tax Asset. Deferred tax asset decreased $803,000, or 14.1% , to $4.9 million at March 31, 2015 from $5.7 million at September 30, 2014, as the asset was reduced by the accrual of income tax expense as the Company recorded taxable income for the period. The reported balance is net of a valuation reserve of $2.4 million at March 31, 2015 and September 30, 2014. The Company evaluates the need for a valuation allowance in relation to deferred tax assets on a quarterly basis.  The current valuation allowance is primarily the result of uncertainty regarding projections of income in future quarters.  If the Company continues to be profitable, we may be able to record a partial or full reversal of the valuation allowance during the year ending September 30, 2015.

Deposits.  Deposits increased $57.1 million, or 12.6%, to $512.0 million at March 31, 2015 from $454.9 million at September 30, 2014.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $40.6 million, or 11.3%, to $399.2 million at March 31, 2015 from $358.6 million at September 30, 2014.  In particular, non-interest bearing deposits increased by $9.0 million, or 11.6%, to $86.8 million at March 31, 2015 from $77.8 million at September 30, 2014. Certificates of deposit increased $16.5 million, or 17.1%, to $112.8 million at March 31, 2015 from $96.4 million at September 30, 2014.

Advances from FHLB. Advances from the FHLB decreased by $4.0 million, or 23.5% to $13.0 million at March 31, 2015 from $17.0 million at September 30, 2014 as we decreased advances due to the growth in deposits and sale of securities to fund current loan growth.

Other Liabilities.  Advance payments by borrowers for property taxes and insurance decreased by $3.9 million, or 66.5%, to $2.0 million at March 31, 2015 from $5.9 million at September 30, 2014 due to seasonal disbursements to customers in December to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Equity.  Total equity decreased $7.4 million to $79.1 million at March 31, 2015 from $86.5 million at September 30, 2014.  The decrease resulted primarily from the repurchase of 546,861 shares of common stock for $9.4 million offset by net income of $931,000 during the six months ended March 31, 2015, stock based compensation expense of $402,000, an increase in other comprehensive income of $487,000, and the release/allocation of ESOP shares of $198,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2015:
Real estate loans:
One- to four-family	10	$1,016	—	$—	3	$282	13	$1,298
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	2	394	2	394
Construction and land	—	—	—	—	—	—	—	—
Total real estate	10	1,016	—	—	5	676	15	1,692
Commercial business loans	1	2	—	—	—	—	1	2
Consumer loans:
Home equity lines of credit	—	—	—	—	1	180	1	180
Education	6	54	4	66	6	74	16	194
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	6	54	4	66	7	254	17	374
Total	17	$1,072	4	$66	12	$930	33	$2,068
At September 30, 2014:
Real estate loans:
One- to four-family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial	1	178	1	163	2	196	4	537
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Other consumer loans	—	—	—	—	1	2	1	2
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention as of the date indicated:

	At March 31, 2015	At September 30, 2014
	(In thousands)
Classified Loans:
Loss	$—	$—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	1,020	1,239
Multi-family	—	160
Commercial	1,076	1,477
Construction and land	—	5
Total real estate loans	2,096	2,881
Commercial business loans	138	82
Consumer loans:
Home equity lines of credit	85	58
Other consumer loans	—	—
Total consumer loans	85	58
Total substandard — performing	2,319	3,021
Substandard — Nonperforming:
Real estate loans:
One- to four-family	282	596
Multi-family	—	—
Commercial	126	350
Construction and land	—	—
Total real estate loans	408	946
Commercial business loans	—	22
Consumer loans:
Home equity lines of credit	180	129
Other consumer loans	—	2
Total consumer loans	180	131
Total substandard — nonperforming	588	1,099
Total classified loans	2,907	4,120
Foreclosed real estate	2,100	2,355
Total classified assets	$5,007	$6,475
Special mention:
Real estate loans:
One- to four-family	$—	$118
Multi-family	438	445
Commercial	961	858
Construction and land	—	—
Total real estate loans	1,399	1,421
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	1,399	1,421
Total classified assets and special mention loans	$6,406	$7,896

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

	At March 31, 2015	At September 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$426	$791
Multi family	—	—
Commercial	394	350
Construction and land	—	—
Total real estate	820	1,141
Commercial business loans	—	22
Consumer loans:
Home equity lines of credit	194	145
Education	74	120
Other consumer loans	—	2
Total consumer loans	268	267
Total nonaccrual loans(1)	1,088	1,430
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	1,088	1,430
Foreclosed assets:
One- to four-family	527	653
Multi-family	402	458
Commercial real estate	1,149	1,149
Construction and land	—	95
Home equity line of credit	22	—
Total foreclosed assets	2,100	2,355
Total nonperforming assets	$3,188	$3,785
Performing troubled debt restructurings	$3,449	$3,507
Ratios:
Nonperforming loans to total loans	0.23%	0.34%
Nonperforming assets to total assets	0.52%	0.67%
Nonperforming assets and troubled debt restructurings to total assets	1.09%	1.28%
_______________________

(1)	Includes $0 and $195,000, respectively, of troubled debt restructurings that were on non-accrual status at March 31, 2015 and September 30, 2014.

The decrease in delinquent loans, classified and non-performing assets at March 31, 2015, from September 30, 2014, was primarily due to generally improved economic conditions, our collection efforts and the quality of our underwriting, which resulted in reductions in delinquent and non-performing loans and improved payment performance which allowed certain classified loans to be upgraded or paid off by refinance with another financial institution.

Interest income that would have been recorded for the three and six months ended March 31, 2015, had non-accruing loans been current according to their original terms, amounted to $18,000 and $36,000, respectively.  Interest of approximately $1,000 and $10,000, respectively, related to these loans was included in interest income for the three and six months ended March 31, 2015.

Other Loans of Concern.   There were no other loans at March 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General.  Net income for the three months ended March 31, 2015 was $484,000 compared to net loss of $1.8 million for the three months ended March 31, 2014. The increase in net income of $2.3 million was due primarily to increases of $587,000 in net interest income, $33,000 in service fees on deposit accounts and a decrease in recurring non-interest expenses of $555,000, offset by decreases in servicing fee income of $65,000 and gains of sales of securities of $21,000, and increases in provisions for loan losses of $100,000 and income tax expense of $1.5 million. In addition, during the three months ended March 31, 2014, the Company incurred a charge of $2.0 million to reduce the carrying value of real estate held for sale to fair value, and a charge of $573,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements), and did not incur such charges in the three months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $648,000, or 14.5%, to $5.1 million for the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014. This increase was primarily attributable to a $736,000 increase in interest income on loans receivable offset by a decrease of $88,000 in interest and dividend income on investment securities and interest-earning deposits.  The average balance of loans increased $98.3 million to $454.8 million for the three months ended March 31, 2015 from $356.5 million for the three months ended March 31, 2014. The average yield on loans decreased by 31 basis points to 4.12% for the three months ended March 31, 2015 from 4.43% for the three months ended March 31, 2014.  The average balance of investment securities decreased by $13.8 million, or 13.8%, to $86.1 million for the three months ended March 31, 2015 from $99.8 million for the three months ended March 31, 2014, while the average yield on investment securities decreased by 3 basis points to 1.95% for the three months ended March 31, 2015 from 1.98% for the three months ended March 31, 2014.   The decrease in our average yield on loans reflects the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

Interest Expense. Total interest expense increased $61,000, or 15.3%, to $460,000 for the three months ended March 31, 2015 from $399,000 for the three months ended March 31, 2014.  Interest expense on deposit accounts increased $48,000 to $446,000 for the three months ended March 31, 2015 from $398,000 for the three months ended March 31, 2014.  The average balance of interest bearing deposits decreased $21.3 million to $401.9 million for the three months ended March 31, 2015 from $423.2 million for the three months ended March 31, 2014, while the average cost of interest bearing deposits increased 6 basis points to 0.44% from 0.38%, although we continue to operate in a low interest rate environment. However, the composition of our interest bearing deposits changed, with the average balance of higher cost certificates of deposit increasing by $13.1 million and the average balance of lower cost checking, savings and money market accounts decreasing by $34.4 million. Interest expense on FHLB advances increased $13,000 to $14,000 for the three months ended March 31, 2015 from $1,000 for the three months ended March 31, 2014. The increase was due to an increase of $38.8 million in the average balance of FHLB advances to $43.3 million for the three months ended March 31, 2015 from $4.5 million for the three months ended March 31, 2014.

Net Interest Income. Net interest income increased $587,000, or 14.4%, to $4.7 million for the three months ended March 31, 2015 from $4.1 million for the three months ended March 31, 2014.  Average interest-earning assets increased by $74.3 million, or 15.6%, to $549.2 million for the three months ended March 31, 2015, from $474.9 million for the three months ended March 31, 2014. Average deposits and interest-bearing liabilities increased by $84.0 million, or 18.7%, to $531.8 million for the three months ended March 31, 2015, from $447.9 million for the three months ended March 31, 2014.  Our net interest margin decreased 4 basis points to 3.39% for the three months ended March 31, 2015 from 3.43% for the three months ended March 31, 2014.  The decrease in our net interest margin reflects the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The prolonged low interest rate environment also has an adverse impact on our ability to further reduce rates on transaction accounts.

Provision for Loan Losses.  We recorded a provision for loan losses of $300,000 for the three months ended March 31, 2015 compared to $200,000 for the three months ended March 31, 2014.  The increase in the provision corresponds with the growth in the loan portfolio compared to the prior year period partially offset by improvement in our charge-off experience compared to the prior year period. The allowance for loan losses was $4.5 million, or 0.95% of total loans, at March 31, 2015, compared to $4.1 million, or 0.97% of total loans, at September 30, 2014, and $3.9 million, or 1.08% of total loans, at March 31, 2014.  Total nonperforming loans were $1.1 million at March 31, 2015, compared to $1.4 million at September 30, 2014, and $4.4 million at March 31, 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 412.0% at March 31, 2015, compared to 284.8% at September 30, 2014, and 87.9% at March 31, 2014.  Total classified loans were $2.9 million at March 31, 2015, compared to $4.1 million at September 30, 2014, and $9.6 million at March 31, 2014.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2015, September 30, 2014, and March 31, 2014.

Non-Interest Income.  Non-interest income increased $184,000, or 12.9%, to $1.6 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014. The increase was primarily related to increases in gain on sales of loans of $157,000, increase in cash surrender value of life insurance of $45,000, gain on sales of branches and other assets of $56,000, and service fees on deposit accounts of $33,000; offset by decreases in servicing fee income of $65,000, gain on the sale of securities of $21,000, insurance and securities sales commissions of $1,000, and rental income from real estate operations of $9,000.  The increase in gain on sales of loans resulted from improved demand for fixed rate mortgages during the period. The increase in increase in cash surrender value of life insurance resulted from a calendar year end increase in dividend payments on certain of our life insurance policies. The increase in service fees on deposit accounts resulted from an increase in debit card interchange income and overdraft fees on checking accounts.The decrease in servicing fee income resulted from the partial recovery, in the 2014 reporting period, of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates during the 2014 reporting period.

Non-Interest Expense.  Non-interest expense decreased $3.1 million, or 37.2%, to $5.2 million for the three months ended March 31, 2015, from $8.3 million for the three months ended March 31, 2014. The decrease was primarily caused by decreases of $85,000 in net loss from operation and sale of foreclosed real estate, $112,000 in occupancy expense, $244,000 in other expenses, $61,000 in data processing expense, $62,000 in FDIC insurance premiums expense and $39,000 in real estate held for investment expenses, as well as non-recurring charges during the 2014 period of $2.0 million in charges to reduce the carrying value of real estate held for sale and $573,000 in branch realignment expenses. These reductions were offset by an increase of $10,000 in salaries and employee benefits. The charges to reduce the carrying value of real estate held for sale and the branch realignment expenses were incurred in 2014 in conjunction with the closing of two underperforming branch offices and the sale of our West Bend home loan center due to changes in our mortgage lending business. The decrease in net loss from operation and sale of foreclosed real estate resulted from lower levels of foreclosed real estate being managed, on average during the period, compared to the prior period. The decreases in occupancy expense and real estate held for investment expenses resulted from the closing of three branches and the sale of related real estate in the second half of fiscal 2014. The decrease in FDIC insurance premium expense was a result of the reduction of the rate the Bank is charged for this insurance due to the termination of the formal agreement with the OCC in fiscal 2014. The increase in salaries and employee benefits resulted primarily from the awards made under our equity incentive plan in June 2014.

Provision for Income Taxes.  Income tax expense was $265,000 for the three months ended March 31, 2015, compared to an income tax benefit of $1.2 million for the three months ended March 31, 2014.  The effective tax rate as a percent of pre-tax income(loss) was 35.4% and (40.3%) for the three months ended March 31, 2015 and 2014, respectively. The effective tax rate was higher for the three months ended March 31, 2015 due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario such as occurred in the three months ended March 31, 2014.

Comparison of Operating Results for the Six Months Ended March 31, 2015 and March 31, 2014

General.  Net income for the six months ended March 31, 2015 was $931,000 compared to net loss of $1.7 million for the six months ended March 31, 2014. The increase in net income of $2.7 million was primarily due to an increase in noninterest income of $100,000 and net interest income of $936,000 and a decrease in recurring non-interest expenses of $1.1 million, offset by increases in provisions for loan losses of $300,000 and income tax expense of $1.7 million. In addition, during the six months ended March 31, 2014, the Company incurred a charge of $2.0 million to reduce the carrying value of real estate held for sale to fair value, and a charge of $573,000 for branch realignment (including severance pay accruals and writeoff of undepreciated leasehold improvements), and did not incur such charges in the six months ended March 31, 2015.

Interest and Dividend Income. Interest and dividend income increased $1.0 million, or 11.1%, to $10 million for the six months ended March 31, 2015 from $9.0 million for the six months ended March 31, 2014. This increase was primarily attributable to a $1.2 million increase in interest income on loans receivable offset by a $215,000 decrease in interest and dividend income on investment securities.  The average balance of loans increased $90.7 million, or 26.1%, to $438.9 million for the six months ended March 31, 2015 from $348.2 million for the six months ended March 31, 2014. The average yield on loans decreased 38 basis points to 4.17% for the six months ended March 31, 2015 from 4.55% for the six months ended March 31, 2014.  The average balance of investment securities decreased $17.3 million, or 16.8%, to $85.7 million for the six months ended March 31, 2015 from $103.0 million for the six months ended March 31, 2014, while the average yield on investment securities decreased 2 basis points to 1.93% for the six months ended March 31, 2015 from 1.95% for the six months ended March 31, 2014.   The increase in our net interest margin reflects the growth in the average balances of our loan portfolio offset partially by the effects of downward pressure on current market rates and loan pricing caused by the prolonged low interest rate environment.

Interest Expense. Total interest expense increased $66,000, or 8.0%, to $889,000 for the six months ended March 31, 2015 from $823,000 for the six months ended March 31, 2014.  Interest expense on deposit accounts increased $49,000 to $871,000 for the six months ended March 31, 2015 from $822,000 for the six months ended March 31, 2014.  The average balance of interest bearing deposits decreased $17.7 million to $407.4 million for the six months ended March 31, 2015 from $425.1 million for the six months ended March 31, 2014, while the average cost of interest bearing deposits increased 4 basis points to 0.43% from 0.39%, reflecting the continued low interest rate environment. However, the composition of our interest bearing deposits changed, with the average balance of higher cost certificates of deposit increasing by $11.1 million and the average balance of lower cost checking, savings and money market accounts decreasing by $28.9 million. Interest expense on FHLB advances increased $17,000 to $18,000 for the six months ended March 31, 2015 from $1,000 for the six months ended March 31, 2014. The increase was due to an increase of $24.4 million in the average balance of FHLB advances to $26.6 million for the three months ended March 31, 2015 from $2.2 million for the three months ended March 31, 2014.

Net Interest Income. Net interest income increased $936,000, or 11.4%, to $9.1 million for the six months ended March 31, 2015 from $8.2 million for the six months ended March 31, 2014.  Average interest-earning assets increased by $61.1 million, or 12.9%, to $533.8 million for the six months ended March 31, 2015, from $472.7 million for the six months ended March 31, 2014. Average deposits and interest-bearing liabilities increased by $59.8 million, or 13.4%, to $507.3 million for the six months ended March 31, 2015, from $447.5 million for the six months ended March 31, 2014.  Our net interest margin decreased 5 basis points to 3.41% for the six months ended March 31, 2015 from 3.46% for the six months ended March 31, 2014.  The decrease in our net interest margin reflects the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.  The change in asset mix with growth in the loan portfolio also positively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $650,000 for the six months ended March 31, 2015 compared to $350,000 for the six months ended March 31, 2014.  For additional information regarding our allowance for loan losses and certain relation ratios at March 31, 2015, September 30, 2014 and March 31, 2014, see "--Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2015, September 30, 2014, and March 31, 2014.

Non-Interest Income.  Non-interest income increased $100,000, or 3.1%, to $3.3 million for the six months ended March 31, 2015 from $3.2 million for the six months ended March 31, 2014. The increase was primarily related to an increase in service fees on deposit accounts of $124,000, an increase in gains on sales of loans of $179,000, a increase in the gain on sales of securities of $49,000, and an increase in cash surrender value of life insurance of $42,000 for the six months ended March 31, 2015 from the six months ended March 31, 2014.  These increases were offset by an decrease in insurance and securities sales commissions of $38,000 and servicing fee income of $275,000 for the six months ended March 31, 2015 from the six months ended March 31, 2014. The increase in service fees on deposit accounts resulted from the implementation of an increase in our deposit fee structure during the period. The increase in gain on sales of loans resulted from improved demand for fixed rate mortgages during the period.  The increase in the gain on sales of securities resulted as we sold securities to fund the growth in our loan portfolio and to fund our stock repurchase program. The increase in cash surrender value of life insurance resulted from a calendar year end increase in dividend payments on certain of our life insurance policies. The decrease in insurance and securities sales commissions resulted as we restructured that business line in the second half of fiscal

2014 to improve its future contribution to profits. The decrease in servicing fee income resulted from the partial recovery, in the 2014 reporting period, of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates during the 2014 reporting period.

Non-Interest Expense.  Non-interest expense decreased $3.6 million, or 26.0%, to $10.3 million for the six months ended March 31, 2015, from $14.0 million for the six months ended March 31, 2014. The decrease was primarily caused by a decrease of $271,000 in net loss from operations and sale of foreclosed real estate, $226,000 in occupancy, $141,000 in data processing, and $130,000 in FDIC insurance premiums, offset by an increase of $121,000 in compensation expense (salaries, benefits and commissions). Additionally, we incurred non-recurring charges during the 2014 period of $2.0 million in charges to reduce the carrying value of real estate held for sale and $573,000 in branch realignment expenses. The charges to real estate held for sale and for branch realignment related to our decision in 2014 to close two underperforming branch offices and to sell our West Bend home loan center due to changes in our mortgage lending business. The decrease in net loss from operation and sale of foreclosed real estate resulted from lower levels of foreclosed real estate being managed, on average during the period, compared to the prior period. The decreases in occupancy expense resulted from the closing of three branches and the sale of related real estate in the second half of fiscal 2014. The decrease in FDIC insurance premium expense was a result of the reduction of the rate the Bank is charged for this insurance due to the termination of the formal agreement with the OCC in fiscal 2014. The increase in salaries and benefits resulted primarily from the awards made under our equity incentive plan in June 2014.

Provision for Income Taxes.  Income tax expense was $488,000 for the six months ended March 31, 2015, compared to an income tax benefit of $1.2 million for the six months ended March 31, 2014.  The effective tax rate as a percent of pre-tax income(loss) was 34.4% and (41.3%) for the six months ended March 31, 2015 and 2014, respectively. The effective tax rate was higher for the six months ended March 31, 2015 due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario such as occurred in the six months ended March 31, 2014.

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

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$454,759	$4,685	4.12%	$356,504	$3,949	4.43%
Securities	86,053	419	1.95	99,849	494	1.98
Fed funds sold and other interest-earning deposits	8,347	16	0.77	18,533	29	0.63
Total interest-earning assets	549,159	5,120	3.73%	474,886	4,472	3.77%
Noninterest-earning assets	72,801			68,954
Total assets	$621,960			$543,840

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$86,610	$—	—%	$20,174	$—	—%

Checking accounts	148,443	111	0.30	189,851	106	0.22
Passbook and statement savings	122,514	41	0.13	119,293	42	0.14
Variable rate money market	29,047	16	0.22	25,244	11	0.17
Certificates of deposit	101,925	278	1.09	88,840	239	1.08
Total interest bearing deposits	401,929	446	0.44	423,228	398	0.38
Total deposits	488,539	446	0.37	443,402	398	0.36

FHLB advances	43,283	14	0.13	4,452	1	—
Total deposits and interest-bearing liabilities	531,822	460	0.35%	447,854	399	0.36%

Other liabilities	4,787			5,042
Total liabilities	536,609			452,896
Stockholders' equity	85,351			90,944
Total liabilities and stockholders' equity	$621,960			$543,840

Net interest income		$4,660			$4,073
Net interest rate spread			3.38%			3.41%
Net interest-earning assets	$17,337			$27,032
Net interest margin			3.39%			3.43%
Average of interest-earning assets to interest-bearing liabilities			103.26%			106.04%

	For the Six Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$438,866	$9,144	4.17%	$348,156	$7,927	4.55%
Securities	85,742	828	1.93	103,045	1,005	1.95
Fed funds sold and other interest-earning deposits	9,142	28	0.61	21,489	66	0.61
Total interest-earning assets	533,750	10,000	3.75%	472,690	8,998	3.81%
Noninterest-earning assets	67,188			73,496
Total assets	$600,938			$546,186

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$73,263	$—	—%	$20,130	$—	—%

Checking accounts	156,993	214	0.27	191,999	220	0.23
Passbook and statement savings	122,612	90	0.15	119,056	87	0.15
Variable rate money market	28,324	26	0.18	25,748	23	0.18
Certificates of deposit	99,456	541	1.09	88,324	492	1.11
Total interest bearing deposits	407,385	871	0.43	425,127	822	0.39
Total deposits	480,648	871	0.36	445,257	822	0.37

FHLB advances	26,637	18	0.14	2,202	1	0.09
Total deposits and interest-bearing liabilities	507,285	889	0.35%	447,459	823	0.37%

Other liabilities	7,422			7,668
Total liabilities	514,707			455,127
Stockholders' equity	86,231			91,059
Total liabilities and stockholders' equity	$600,938			$546,186

Net interest income		$9,111			$8,175
Net interest rate spread			3.40%			3.44%
Net interest-earning assets	$26,465			$25,231
Net interest margin			3.41%			3.46%
Average of interest-earning assets to interest-bearing liabilities			105.22%			105.64%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $2.4 million and $4.0 million for the six months ended March 31, 2015 and March 31, 2014, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $42.2 million and $5.1 million for the six months ended March 31, 2015 and March 31, 2014, respectively.  During the six months ended March

31, 2015, we purchased $10.3 million and sold $17.5 million in securities held as available-for-sale, and during the six months ended March 31, 2014, we purchased $9.6 million and sold $14.1 million in securities held as available-for-sale.  Net cash provided by financing activities was $43.8 million and $10.4 million for the six months ended March 31, 2015 and March 31, 2014, respectively and consisted of increases in deposit accounts, offset by decreases in FHLB borrowings and the purchase of Company treasury stock.

At March 31, 2015, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $64.0 million, or 10.57% of adjusted total assets, which is above the well-capitalized level of $30.3 million, or 5.00%; Common Equity Tier 1 capital of $64.0 million, or 13.18% of adjusted total assets, which is above the well-capitalized level of $31.6 million, or 6.50%; Tier 1 capital of $64.0 million, or 13.18% of risk-weighted assets, which is above the well-capitalized level of $38.9 million, or 8.00%; and total risk-based capital of $68.5 million, or 14.11% of risk-weighted assets, which is above the well-capitalized level of $48.6 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at March 31, 2015.

At March 31, 2015, we had outstanding commitments to originate loans of $4.4 million, unused commercial and home equity lines of credit of $85.7 million and stand-by letters of credit of $951,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2015 totaled $48.0 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. Generally Accepted Accounting Principles, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and standby letters of credit. These arrangements are not likely to have a material impact on the Company's financial condition or results of operations. We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On December 3, 2012, a civil suit was filed in the United States District Court for the Eastern District of Wisconsin, Civil Action Number 12-CV-1210, by First American Title Insurance Company against Westbury Bank.  The plaintiffs sought actual damages of $3.6 million and additional treble or such punitive or other damages as determined by the court, as well as plaintiffs’ fees, costs and expenses.  The suit alleged that Westbury Bank should have been aware of the misappropriation of funds deposited into an escrow account maintained by a commercial customer of Westbury Bank, New Horizon Title, LLC.  The suit also alleged that Westbury Bank improperly deducted overdraft fees from the escrow account, that Westbury Bank aided and abetted its customer in the misappropriation of escrowed funds and in its customer’s breach of fiduciary duty to plaintiffs and lenders to whom the escrowed funds belonged, that Westbury Bank’s conduct amounted to commercial bad faith under state commercial law and that Westbury Bank was unjustly enriched as a result of its actions.

The suit was resolved through mediation in February 2015. This resolution had no material impact on the Company's financial condition or results of operation. Other than the foregoing, we are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2015, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On February 18, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 492,695 shares of the Company's common stock, representing 10.0% of the Company's outstanding shares. In connection with this authorization, the Company terminated the previous authorization to purchase 250,000 shares, which had been approved on August 20, 2014, and pursuant to which the Company had repurchased 174,657 shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of March 31, 2015, 393,500 shares had been purchased.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended March 31, 2015.

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1- January 31, 2015	95,100	(1)	$16.35	95,100	78,543
February 1- February 28, 2015	3,700	(2)	16.39	3,700	492,195
March 1- March 31, 2015	393,000	(3)	17.54	393,000	99,195
Total	491,800		$17.30	491,800
______________________________________________________________________
(1) All shares were repurchased pursuant to the August 20, 2014 authorization.
(2) Includes 3,200 shares purchased pursuant to the August 20, 2014 authorization and 500 shares purchased pursuant to the February 18, 2015 authorization.
(3) All shares were purchased pursuant to the February 18, 2015 authorization.

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

Date: April 29, 2015

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_______________________________________

*	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-184594).

**	Incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.