Form 10-Q/A
period 2015-03-31
Westbury Bancorp, Inc.
filed 2015-05-05
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q/A
Amendment No. 1
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
There were 4,528,049 shares of Common Stock, par value $.01 per share, outstanding as of April 29, 2015.

Explanatory Note

Westbury Bancorp, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the three months ended March 31, 2015, as filed with the Securities and Exchange Commission on April 30, 2015, to make a clerical correction to the disclosure on the cover page of the Form 10-Q regarding the number of shares outstanding at April 29, 2015. Other than as described above, no other changes are made to the Quarterly Report on Form 10-Q as filed on April 30, 2015.

PART II

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q/A and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Westbury Bancorp, Inc.

Date: May 5, 2015

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

4