Form 10-Q
period 2015-06-30
Westbury Bancorp, Inc.
filed 2015-07-31
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015
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
There were 4,411,480 shares of Common Stock, par value $.01 per share, outstanding as of July 30, 2015.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2015 and September 30, 2014
(In Thousands, except share data)

	June 30, 2015	September 30, 2014
	(Unaudited)
Assets
Cash and due from banks	$10,404	$9,369
Interest-earning deposits	5,560	8,239
Cash and cash equivalents	15,964	17,608
Securities available-for-sale	79,450	90,346
Securities held to maturity, at amortized cost ($2,479 fair value at June 30, 2015)	2,459	—
Loans held for sale, at lower of cost or fair value	1,504	326
Loans, net of allowance for loan losses of $4,536 and $4,072 at June 30 and September 30, respectively	486,497	416,874
Federal Home Loan Bank stock, at cost	3,350	2,670
Foreclosed real estate	1,411	2,355
Real estate held for investment	3,683	3,763
Office properties and equipment, net	11,374	11,181
Cash surrender value of bank-owned life insurance	13,069	12,742
Mortgage servicing rights	1,359	1,624
Deferred tax asset	5,290	5,702
Other assets	3,970	3,504
Total assets	$629,380	$568,695
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$522,031	$454,928
Advances from Federal Home Loan Bank	22,000	17,000
Advance payments by borrowers for property taxes and insurance	3,734	5,869
Other liabilities	4,614	4,411
Total liabilities	552,379	482,208
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,346,206 shares issued at June 30, 2015 and September 30, 2014	53	53
Additional paid-in capital	49,899	49,164
Retained earnings	46,231	45,190
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,599)	(3,754)
Accumulated other comprehensive loss	(84)	(46)
Less common stock repurchased, 933,026 shares at cost, at June 30, 2015 and 271,296 at September 30, 2014	(15,499)	(4,120)
Total stockholders’ equity	77,001	86,487
Total liabilities and stockholders’ equity	$629,380	$568,695

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2015 and 2014 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans	$4,855	$3,988	$13,999	$11,915
Investments - nontaxable	15	21	47	59
Investments - taxable	398	463	1,194	1,430
Interest bearing deposits	17	30	45	96
Total interest and dividend income	5,285	4,502	15,285	13,500
Interest expense:
Deposits	509	393	1,380	1,215
Advances from the Federal Home Loan Bank	9	1	27	2
Total interest expense	518	394	1,407	1,217
Net interest income before provision for loan losses	4,767	4,108	13,878	12,283
Provision for loan losses	150	—	800	350
Net interest income after provision for loan losses	4,617	4,108	13,078	11,933
Noninterest income:
Service fees on deposit accounts	1,081	1,069	3,236	3,100
Gain on sales of loans, net	79	103	322	167
Servicing fee income, net of amortization and impairment	69	34	112	352
Insurance and securities sales commissions	78	65	234	259
Gain on sales of securities	17	18	90	42
Gain (loss) on sales of branches and other assets	1	(2)	7	(70)
Increase in cash surrender value of life insurance	97	99	327	287
Rental income from real estate operations	146	154	422	471
Other income	38	(28)	141	89
Total noninterest income	1,606	1,512	4,891	4,697
Noninterest expenses:
Salaries and employee benefits	2,427	2,187	7,247	6,913
Commissions	49	71	175	170
Occupancy	326	400	1,024	1,324
Furniture and equipment	124	109	352	368
Data processing	831	820	2,404	2,534
Advertising	45	82	149	174
Real estate held for investment	103	111	326	422
Net loss from operations and sale of foreclosed real estate	316	131	495	581
FDIC insurance premiums	104	167	316	509
Valuation loss on real estate held for sale	—	252	—	2,216
Branch realignment	250	46	250	619
Buyout of service contract	350	—	350	—
Other expenses	1,140	1,211	3,304	3,715
Total noninterest expenses	6,065	5,587	16,392	19,545
Income (loss) before income tax expense (benefit)	158	33	1,577	(2,915)
Income tax expense (benefit)	48	(36)	536	(1,253)
Net income (loss)	$110	$69	$1,041	$(1,662)
Earnings per share:
Basic	$0.03	$0.01	$0.25	$(0.35)
Diluted	$0.03	$0.01	$0.25	$(0.35)
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended June 30, 2015 and 2014
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$110	$69	$1,041	$(1,662)
Other comprehensive income, before tax:
Unrealized gains (losses) on available-for-sale securities	(846)	884	29	1,496
Reclassification adjustment for realized gains included in net income	(17)	(18)	(90)	(42)
Other comprehensive income (loss), before tax	(863)	866	(61)	1,454
Income tax expense (benefit) related to items of other comprehensive income	338	(340)	23	(558)
Other comprehensive income (loss), net of tax	(525)	526	(38)	896
Comprehensive income (loss)	$(415)	$595	$1,003	$(766)

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended June 30, 2015 and 2014
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$—	$90,602
Net loss	—	—	—	(1,662)	—	—	—	(1,662)
Other comprehensive income, net of tax	—	—	—	—	—	896	—	896
Repurchase of 105,035 shares of common stock	—	—	—	—	—	—	(1,587)	(1,587)
Issuance of 203,665 shares of restricted stock	—	2	(2)	—	—	—	—	—
Stock based compensation expense	—	—	13	—	—	—	—	13
Allocation of 20,570 shares by ESOP	—	—	81	—	206	—	—	287
Commitment to be allocated of 10,285 ESOP shares	—	—	44	—	102	—	—	146
Balance, June 30, 2014	$—	$53	$48,936	$44,963	$(3,806)	$136	$(1,587)	$88,695

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487
Net income	—	—	—	1,041	—	—	—	1,041
Other comprehensive loss, net of tax	—	—	—	—	—	(38)	—	(38)
Repurchase of 661,730 shares of common stock	—	—	—	—	—	—	(11,379)	(11,379)
Stock based compensation expense	—	—	602	—	—	—	—	602
Allocation of 5,143 shares by ESOP	—	—	61	—	51	—	—	112
Commitment to be allocated of 10,285 ESOP shares	—	—	72	—	104	—	—	176
Balance, June 30, 2015	$—	$53	$49,899	$46,231	$(3,599)	$(84)	$(15,499)	$77,001

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2015 and 2014 (Unaudited)
(In Thousands)
	Nine Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$1,041	$(1,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	800	350
Depreciation and amortization	486	552
Depreciation on real estate held for investment	99	122
Net amortization of securities premiums and discounts	379	478
Amortization and impairment of mortgage servicing rights	267	113
Capitalization of mortgage servicing rights	(2)	(1)
Gain on sales of available-for-sale securities	(90)	(42)
(Gain) loss on sales of branches and other assets	(7)	70
Write-down of real estate held-for-sale	—	2,216
Loss on sale of foreclosed real estate	18	150
Write-down of foreclosed real estate	321	260
Loans originated for sale	(20,366)	(9,409)
Proceeds from sale of loans	19,510	10,000
Gain on sale of loans, net	(322)	(167)
ESOP compensation expense	288	242
Stock based compensation expense	602	13
Deferred income taxes	435	(1,227)
Increase in cash surrender value of life insurance	(327)	(287)
Net change in:
Other assets	(459)	288
Other liabilities and advance payments by borrowers for property taxes and insurance	(1,882)	(2,973)
Net cash provided by (used in) operating activities	791	(914)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(21,395)	(17,699)
Proceeds from sales of securities available-for-sale	23,208	16,133
Proceeds from maturities, prepayments, and calls of securities available-for-sale	8,733	8,085
Purchases of securities held to maturity	(3,025)	—
Proceeds from maturities, prepayments, and calls of securities held to maturity	566	—
Purchases of real estate held for investment	(19)	—
Purchase of FHLB stock	(680)	—
Net increase in loans	(70,938)	(40,988)
Purchases of office properties and equipment	(729)	(1,229)
Proceeds from sales of foreclosed real estate	1,120	899
Net cash used in investing activities	(63,159)	(34,799)
Cash Flows From Financing Activities
Net increase in deposits	67,103	7,999
Increase in Federal Home Loan Bank borrowings	5,000	10,500
Repurchase of common stock	(11,379)	(1,587)
Net cash provided by financing activities	60,724	16,912
Net decrease in cash and cash equivalents	(1,644)	(18,801)
Cash and cash equivalents at beginning	17,608	47,665
Cash and cash equivalents at end	$15,964	$28,864
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,405	$1,243
Supplemental Schedules of Non-cash Investing Activities
Loans receivable transferred to foreclosed real estate	$515	$2,623
Real estate held for investment transferred to real estate held for sale	—	2,255
Office properties and equipment transferred to real estate held for sale	—	2,451

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of June 30, 2015 and September 30, 2014 and the results of operations and cash flows for the interim periods ended June 30, 2015 and 2014.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2014 filed as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014.

The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the Company's initial public stock offering in April 2013.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$110	$69	$1,041	$(1,662)
Basic potential common shares:
Weighted average shares outstanding	4,264,273	5,132,913	4,585,717	5,139,332
Weighted average unallocated ESOP shares	(363,407)	(383,120)	(368,568)	(388,605)
Basic weighted average shares outstanding	3,900,866	4,749,793	4,217,149	4,750,727
Dilutive effect of equity awards	9,081	18	—	6
Diluted weighted average shares outstanding	3,909,947	4,749,811	4,217,149	4,750,733
Basic income (loss) per share	$0.03	$0.01	$0.25	$(0.35)
Diluted income (loss) per share	$0.03	$0.01	$0.25	$(0.35)

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	40,619	327	(373)	40,573
U.S. Government agency collateralized mortgage obligations	2,184	18	(55)	2,147
U.S. Government agency commercial mortgage-backed securities	11,737	64	(40)	11,761
Municipal securities	25,023	121	(200)	24,944
Total Available for Sale	79,587	531	(668)	79,450
Held to Maturity
Municipal securities	2,459	20	—	2,479
Total Investment Securities	$82,046	$551	$(668)	$81,929
	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$5,250	$—	$(71)	$5,179
U.S. Government agency residential mortgage-backed securities	37,144	389	(337)	37,196
U.S. Government agency collateralized mortgage obligations	3,458	30	(56)	3,432
U.S. Government agency commercial mortgage-backed securities	10,835	11	(94)	10,752
Municipal securities	33,735	280	(228)	33,787
Total Available for Sale	90,422	710	(786)	90,346
Held to Maturity
Municipal securities	—	—	—	—
Total Investment Securities	$90,422	$710	$(786)	$90,346

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity at June 30, 2015 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	June 30, 2015
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$5,620	$5,647
Due after one year through five years	8,940	9,001
Due after five years through ten years	8,884	8,778
Due after ten years	1,603	1,543
U.S. Government agency collateralized mortgage obligations	2,184	2,147
U.S. Government agency residential mortgage-backed securities	40,619	40,573
U.S. Government agency commercial mortgage-backed securities	11,737	11,761
	79,587	79,450

Held to maturity:
Due in one year or less	166	166
Due after one year through five years	690	691
Due after five years through ten years	954	964
Due after ten years	649	658
	2,459	2,479
Total	$82,046	$81,929

Proceeds from sales of investment securities during the three months ended June 30, 2015 and 2014, were $5,672 and $1,988, respectively. Gross realized gains, during the three months ended June 30, 2015 and 2014, on these sales amount to $41 and $18, respectively. Gross realized losses on these sales were $24 and $0, during the three months ended June 30, 2015 and 2014 respectively.

Proceeds from sales of investment securities during the nine months ended June 30, 2015 and 2014, were $23,208 and $16,133, respectively. Gross realized gains, during the nine months ended June 30, 2015 and 2014, on these sales amounted to $166 and $188, respectively. Gross realized losses on these sales were $76 and $146, during the nine months ended June 30, 2015 and 2014, respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at June 30, 2015 and September 30, 2014.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	15,826	(177)	7,848	(196)	23,674	(373)
U.S. Government agency collateralized mortgage obligations	3	—	668	(55)	671	(55)
U.S Government agency commercial mortgage-backed securities	6,093	(40)	—	—	6,093	(40)
Municipal securities	10,339	(162)	1,533	(38)	11,872	(200)
	$32,261	$(379)	$10,049	$(289)	$42,310	$(668)

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$5,179	$(71)	$5,179	$(71)
U.S. Government agency residential mortgage-backed securities	9,617	(54)	13,075	(283)	22,692	(337)
U.S. Government agency collateralized mortgage obligations	—	—	891	(56)	891	(56)
U.S. Government agency commercial mortgage-backed securities	6,235	(73)	1,033	(21)	7,268	(94)
Municipal securities	3,046	(8)	13,621	(220)	16,667	(228)
	$18,898	$(135)	$33,799	$(651)	$52,697	$(786)

At June 30, 2015, the investment portfolio included 19 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 44 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2014, the investment portfolio included 63 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 25 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans follows:

	June 30, 2015	September 30, 2014
Real estate:
Single family	$151,529	$135,337
Multifamily	98,950	76,396
Commercial real estate	158,861	135,121
Construction and land development	23,013	16,362
Total real estate	432,353	363,216
Commercial business	39,863	37,675
Consumer:
Home equity lines of credit	14,447	14,990
Education	4,199	4,694
Other	517	606
Total consumer	19,163	20,290
Total loans	491,379	421,181
Less:
Net deferred loan fees	346	235
Allowance for loan losses	4,536	4,072
Net loans	$486,497	$416,874

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and September 30, 2014:

June 30, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$150,521	$432	$283	$293	$151,529
Multifamily	98,795	—	—	155	98,950
Commercial real estate	158,861	—	—	—	158,861
Construction and land development	23,013	—	—	—	23,013
Commercial business	39,863	—	—	—	39,863
Consumer and other:
Home equity lines of credit	14,257	6	—	184	14,447
Education	3,939	106	3	151	4,199
Other	517	—	—	—	517
	$489,766	$544	$286	$783	$491,379

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2014	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$133,102	$1,623	$162	$450	$135,337
Multifamily	76,396	—	—	—	76,396
Commercial real estate	134,584	178	163	196	135,121
Construction and land development	16,362	—	—	—	16,362
Commercial business	37,653	—	—	22	37,675
Consumer and other:
Home equity lines of credit	14,633	228	—	129	14,990
Education	4,502	28	44	120	4,694
Other	604	—	—	2	606
	$417,836	$2,057	$369	$919	$421,181

There were no loans past due ninety days or more and still accruing interest as of June 30, 2015 and September 30, 2014.

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Single family	$436	$791
Multifamily	155	—
Commercial real estate	—	350
Construction and land development	—	—
Commercial business	—	22
Consumer and other:
Home equity lines of credit	197	145
Education	255	120
Other	—	2
	$1,043	$1,430

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of June 30, 2015 and September 30, 2014:

June 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$148,541	$1,143	$—	$1,845	$—	$151,529
Multifamily	95,700	3,095	—	155	—	98,950
Commercial real estate	152,221	5,427	412	801	—	158,861
Construction and land development	23,013	—	—	—	—	23,013
Commercial business	38,210	1,530	—	123	—	39,863
Consumer and other:
Home equity lines of credit	14,208	—	—	239	—	14,447
Education	4,199	—	—	—	—	4,199
Other	517	—	—	—	—	517
Total	$476,609	$11,195	$412	$3,163	$—	$491,379

September 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$132,067	$1,317	$118	$1,835	$—	$135,337
Multifamily	73,876	1,915	445	160	—	76,396
Commercial real estate	126,319	6,117	858	1,827	—	135,121
Construction and land development	16,357	—	—	5	—	16,362
Commercial business	34,112	3,459	—	104	—	37,675
Consumer and other:
Home equity lines of credit	14,803	—	—	187	—	14,990
Education	4,694	—	—	—	—	4,694
Other	604	—	—	2	—	606
	$402,832	$12,808	$1,421	$4,120	$—	$421,181

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Provision for loan losses	7	22	45	7	37	32	150
Loans charged-off	(28)	—	(53)	—	—	(24)	(105)
Recoveries	1	—	1	—	4	2	8
Ending balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$56	$96
Collectively evaluated for impairment	1,004	1,047	1,500	368	456	65	4,440
Ending Balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Loans:
Individually evaluated for impairment	$1,578	$1,853	$—	$—	$—	$226	$3,657
Collectively evaluated for impairment	149,951	97,097	158,861	23,013	39,863	18,937	487,722
Ending Balance	$151,529	$98,950	$158,861	$23,013	$39,863	$19,163	$491,379

Three Months Ended June 30, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,413	$107	$1,747	$252	$279	$100	$3,898
Provision for loan losses	59	690	(451)	32	8	(338)	—
Loans charged-off	(237)	—	—	—	—	(6)	(243)
Recoveries	26	—	4	10	9	335	384
Ending balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Period-ended amount allocated for:
Individually evaluated for impairment	$113	$—	$—	$—	$—	$59	$172
Collectively evaluated for impairment	1,148	797	1,300	294	296	32	3,867
Ending Balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Loans:
Individually evaluated for impairment	$1,821	$2,572	$469	$—	$—	$127	$4,989
Collectively evaluated for impairment	131,635	69,179	118,960	16,035	24,703	19,551	380,063
Ending Balance	$133,456	$71,751	$119,429	$16,035	$24,703	$19,678	$385,052

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended June 30, 2015 and 2014:

Nine Months Ended June 30, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	196	290	184	67	1	62	800
Loans charged-off	(236)	—	(115)	—	(14)	(26)	(391)
Recoveries	12	—	19	—	15	9	55
Ending balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$56	$96
Collectively evaluated for impairment	1,004	1,047	1,500	368	456	65	4,440
Ending Balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Loans:
Individually evaluated for impairment	$1,578	$1,853	$—	$—	$—	$226	$3,657
Collectively evaluated for impairment	149,951	97,097	158,861	23,013	39,863	18,937	487,722
Ending Balance	$151,529	$98,950	$158,861	$23,013	$39,863	$19,163	$491,379

Nine Months Ended June 30, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	(58)	628	15	(90)	210	(355)	350
Loans charged-off	(679)	—	(232)	—	(159)	(34)	(1,104)
Recoveries	125	4	16	10	34	338	527
Ending balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Period-ended amount allocated for:
Individually evaluated for impairment	$113	$—	$—	$—	$—	$59	$172
Collectively evaluated for impairment	1,148	797	1,300	294	296	32	3,867
Ending Balance	$1,261	$797	$1,300	$294	$296	$91	$4,039
Loans:
Individually evaluated for impairment	$1,821	$2,572	$469	$—	$—	$127	$4,989
Collectively evaluated for impairment	131,635	69,179	118,960	16,035	24,703	19,551	380,063
Ending Balance	$133,456	$71,751	$119,429	$16,035	$24,703	$19,678	$385,052

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and nine month periods ended June 30, 2015 and 2014.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Nine months ended
June 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,376	$1,263	$—	$1,315	$13	$1,298	$36
Multifamily	1,941	1,853	—	1,864	20	1,884	60
Commercial real estate	—	—	—	543	—	527	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	272	170	—	196	—	210	—
With an allowance recorded:
Single family	315	315	40	316	4	336	11
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	41	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	56	56	56	57	1	57	2
	$3,960	$3,657	$96	$4,291	$38	$4,353	$109

				Three months ended		Nine months ended
June 30, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,685	$1,136	$—	$1,735	$5	$1,867	$17
Multifamily	2,871	2,572	—	2,792	28	3,422	85
Commercial real estate	502	469	—	1,266	8	1,520	25
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	175	68	—	93	—	112	—
With an allowance recorded:
Single family	1,017	685	113	547	1	554	1
Multifamily	—	—	—	—	—	85	—
Commercial real estate	—	—	—	—	—	95	—
Construction and land development	—	—	—	—	—	48	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	59	59	59	60	1	60	2
	$6,309	$4,989	$172	$6,493	$43	$7,763	$130

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at June 30, 2015 and September 30, 2014:

	June 30, 2015	September 30, 2014
Troubled debt restructurings - accrual	$2,880	$3,507
Troubled debt restructurings - nonaccrual	—	195
	$2,880	$3,702

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three months ended June 30, 2015. During the three months ended June 30, 2014, single family loans totaling $320 were modified as a TDR. There were no loans modified as a TDR during the nine months ended June 30, 2015. During the nine months ended June 30, 2014, single family loans totaling $407 were modified as a TDR.

There were no re-defaults of TDRs that occurred during the three months or nine months ended June 30, 2015 and 2014.

Certain of the Bank’s officers, employees, directors, and their associates are loan customers of the Bank.  As of June 30, 2015 and September 30, 2014, loans of approximately $5,682 and $4,653, respectively, were outstanding to such parties.  These loans were underwritten to the same standards as those used for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Nine Months Ended June 30, 2015

Balance, beginning	$4,653
New loans originated	1,629
Draws on lines of credit	166
Principal repayments	(766)
Balance, ending	$5,682

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	June 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$89,862	17.21%	$77,790	17.10%
Interest bearing	133,673	25.61%	132,925	29.22%
	223,535	42.82%	210,715	46.32%
Passbook and Statement Savings	126,758	24.28%	122,227	26.87%
Variable Rate Money Market Accounts	50,424	9.66%	25,615	5.63%
Certificates of Deposit	121,314	23.24%	96,371	21.18%
	$522,031	100.00%	$454,928	100.00%

Certificates of deposit over one hundred thousand dollars totaled $63,257 and $34,853 as of June 30, 2015 and September 30, 2014, respectively. Of these amounts, $8,270 and $5,602 are equal to or greater than two hundred fifty thousand dollars as of June 30, 2015 and September 30, 2014, respectively.

Note 7.                                 Regulatory Capital

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 ("CETI") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

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

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented are as follows:

At June 30, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$64,099	12.61%	$22,874	4.50%	$33,041	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	64,099	12.61%	30,499	6.00%	40,666	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	68,635	13.50%	40,673	8.00%	50,841	10.00%
Leverage (to adjusted total assets) - Westbury Bank	64,099	10.26%	24,990	4.00%	31,237	5.00%

At September 30, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital (to risk-weighted assets) - Westbury Bank	$65,181	16.18%	$32,228	8.00%	$40,285	10.00%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	61,109	15.17%	16,113	4.00%	24,170	6.00%
Tier 1 capital (to adjusted total assets) - Westbury Bank	61,109	11.13%	21,962	4.00%	27,452	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of June 30, 2015 and September 30, 2014:

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

	June 30, 2015	September 30, 2014
Stockholder's equity of the Bank	$69,093	$67,529
Less: Disallowed servicing assets	—	(162)
Unrealized (gain) loss on securities	84	33
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(1,782)	(2,995)
Tier 1 capital and tangible capital	64,099	61,109
Plus: Allowable general valuation allowances	4,536	4,072
Risk-based capital	$68,635	$65,181

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

The following instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2015	September 30, 2014
Commitments to extend mortgage credit:
Fixed rate	$3,078	$960
Adjustable rate	1,488	3,339
Unused commercial loan and home equity lines of credit	87,762	61,325
Standby letters of credit	947	422
Commitment to sell loans	1,504	326

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2015 and September 30, 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

		Fair Value Measurements
June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	40,573	—	40,573	—
U.S. Government agency collateralized mortgage obligations	2,147	—	2,147	—
U.S. Government agency commercial mortgage-backed securities	11,761	—	11,761	—
Municipal securities	24,944	—	24,944	—
Total securities available-for-sale	$79,450	$—	$79,450	$—
Derivatives	$133	$—	$133	$—

Liabilities
Derivatives	$133	$—	$133	$—

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$5,179	$—	$5,179	$—
U.S. Government agency residential mortgage-backed securities	37,196	—	37,196	—
U.S. Government agency collateralized mortgage obligations	3,432	—	3,432	—
U.S. Government agency commercial mortgage-backed securities	10,752	—	10,752	—
Municipal securities	33,787	—	33,787	—
Total securities available-for-sale	$90,346	$—	$90,346	$—
Derivatives	$87	$—	$87	$—

Liabilities
Derivatives	$87	$—	$87	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended June 30, 2015.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $371 and $541 have a valuation allowance of $96 and $136 included in the allowance for loan losses to reflect their fair value as of June 30, 2015 and September 30, 2014, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of June 30, 2015, mortgage servicing rights with a carrying amount of $1,464 have a valuation allowance of $105 to reflect their fair value of $1,359.  As of September 30, 2014, mortgage servicing rights with a carrying amount of $1,784 have a valuation allowance of $160 to reflect their fair value of $1,624.

		Fair Value Measurements
June 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$275	$—	$—	$275
Foreclosed real estate	1,411	—	—	1,411
Mortgage servicing rights	1,359	—	—	1,359

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$405	$—	$—	$405
Foreclosed real estate	2,355	—	—	2,355
Mortgage servicing rights	1,624	—	—	1,624

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at June 30, 2015 and September 30, 2014.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	June 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$15,964	$15,964	$15,964	$—	$—
Securities available for sale	79,450	79,450	—	79,450	—
Securities held to maturity	2,459	2,479	—	2,479	—
Loans, net	486,497	486,828	—	—	486,828
Loans held for sale, net	1,504	1,504	—	1,504	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,359	1,359	—	—	1,359
Accrued interest receivable	1,897	1,897	1,897	—	—
Derivative asset	133	133	—	133	—
Financial liabilities:
Deposits	522,031	499,860	89,862	—	409,998
Advances from Federal Home Loan Bank	22,000	22,000	—	22,000	—
Advance payments by borrowers for property taxes and insurance	3,734	3,734	3,734	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	133	133	—	133	—

	September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,608	$17,608	$17,608	$—	$—
Securities available for sale	90,346	90,346	—	90,346	—
Loans, net	416,874	415,857	—	—	415,857
Loans held for sale, net	326	326	—	326	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,624	1,624	—	—	1,624
Accrued interest receivable	1,784	1,784	1,784	—	—
Derivative asset	87	87	—	87	—
Financial liabilities:
Deposits	454,928	442,342	77,790	—	364,552
Advances from Federal Home Loan Bank	17,000	17,000	—	17,000	—
Advance payments by borrowers for property taxes and insurance	5,869	5,869	5,869	—	—
Accrued interest payable	3	3	3	—	—
Derivative liability	87	87	—	87	—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During the three months ended June 30, 2015, 5,143 shares were committed to be released. The total ESOP compensation expense recorded for the three months ended June 30, 2015 and 2014 was $90 and $74 respectively. During the nine months ended June 30, 2015, 15,427 shares were committed to be released, 5,142 of which were released and available for allocation at December 31, 2014 concurrent with the payment of the annual debt service on the ESOP loan. The total ESOP compensation expense recorded for the nine months ended June 30, 2015 and 2014 was $288 and $242 respectively.

The ESOP shares as of June 30, 2015 and September 30, 2014 were as follows (in thousands, except share data):

	June 30, 2015	September 30, 2014

Allocated shares to active participants	34,892	20,570
Shares committed to be released	10,285	15,428
Unallocated shares	359,978	375,405
Total ESOP shares	405,155	411,403
Fair value of unallocated shares	$6,238	$5,650

Note 11. Equity Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Total cost of stock grant plan during the period	$154	$—	$464	$—
Total cost of stock option plan during the period	46	—	138	—
Total cost of share-based payment plans during the period	$200	$—	$602	—

Amount of related income tax benefit recognized in income	$78	$—	$236	$—

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance of up to 203,665 restricted stock awards and up to

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

509,162 stock options. As of June 30, 2015 there were no restricted stock awards and 99,513 options available for future grants.

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

The following table summarizes stock options outstanding for the three and nine months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2015	326,224	$15.20
Granted	83,425	17.35
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of June 30, 2015	409,649	$15.64	9.2	$695
Options exercisable as of June 30, 2015	65,244	$15.20	9.0	$139

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2014	326,224	$15.20
Granted	83,425	17.35
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of June 30, 2015	409,649	$15.64	9.2	$695
Options exercisable as of June 30, 2015	65,244	$15.20	9.0	$139

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following assumptions were used for options granted during the years ended September 30:

	2015	2014
Risk-free interest rate	2.10%	2.10%
Expected volatility of Company's stock	7.44%	9.49%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the year	$2.95	$2.82

The total intrinsic value of options exercised during the three and nine months ended June 30, 2015 was $703,000.

The following is a summary of changes in restricted shares for the three and nine months ended June 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at March 31, 2015	203,665	$15.20
Granted	—	—
Vested	(40,529)	15.20
Forfeited	(1,018)	15.20
Shares Outstanding at June 30, 2015	162,118	$15.20

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2014	203,665	$15.20
Granted	—	—
Vested	(40,529)	15.20
Forfeited	(1,018)	15.20
Shares Outstanding at June 30, 2015	162,118	$15.20

The total intrinsic value of restricted shares that vested during the nine months ended June 30, 2015 was $0.

As of June 30, 2015, there was $3.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At June 30, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 4.1 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets

	June 30,	September 30,
	2015	2014
Assets
Cash and interest bearing deposits	$1,697	$6,878
Investments	439	6,590
Loan to ESOP	3,778	3,931
Investment in subsidiary	72,408	71,131
Other assets	2,338	1,674
Total assets	$80,660	$90,204
Liabilities and Stockholders' Equity
Total liabilities	$344	$115
Stockholders' equity	80,316	90,089
Total liabilities and stockholders' equity	$80,660	$90,204

Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest and other income	$35	$90	$161	$231
Interest and other expense	199	157	548	605
Loss before income tax benefit and equity in undistributed net income of subsidiary	(164)	(67)	(387)	(374)
Income tax benefit	(46)	(22)	(100)	(115)
Loss before equity in undistributed net income (loss) of subsidiary	(118)	(45)	(287)	(259)
Equity in undistributed net income (loss) of subsidiary	228	114	1,328	(1,403)
Net income (loss)	$110	$69	$1,041	$(1,662)

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Nine Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$1,041	$(1,662)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net income (loss) of subsidiary	(1,328)	1,403
Net change in other liabilities	229	(12)
Net change in other assets	(48)	(25)
Net cash used in operating activities	(106)	(296)

Cash Flows From Investing Activities
Purchase of securities	(728)	(1,850)
Sales and maturities of securities	6,879	3,110
Payments received on ESOP loan	153	183
Net cash provided by investing activities	6,304	1,443

Cash Flows From Financing Activities
Repurchase of common stock	(11,379)	(1,587)
Net cash used in financing activities	(11,379)	(1,587)
Net decrease in cash	(5,181)	(440)
Cash
Beginning of period	6,878	9,271
End of period	$1,697	$8,831

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

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

•
changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments,  capital requirements (particularly the new capital regulations), and regulatory fees and compliance costs;

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

Overview
Our Business. The Company is a Maryland corporation and the savings and loan holding company for Westbury Bank, which was formed in connection with the mutual-to-stock conversion of the Bank's former mutual holding company, WBSB Bancorp, MHC, in 2013. Westbury Bank is a federally-chartered savings bank headquartered in West Bend, Wisconsin.
We provide financial services to individuals, families and businesses through our nine banking offices located in Washington County and Waukesha County. We also operate a loan production office in Appleton, Wisconsin, located in Outagamie County. Although our current operations are not focused in Milwaukee County, we are affected by conditions in Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, construction loans and commercial business loans, and, to a lesser extent, consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest rate cycles. At June 30, 2015, transaction accounts, consisting of checking, money market and savings accounts, made up 76.8% of our deposits. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.
Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

Total Assets.  Total assets increased by $60.7 million, or 10.7%, to $629.4 million at June 30, 2015 from $568.7 million at September 30, 2014.  The increase in total assets was primarily the result of an increase in net loans of $69.6 million, securities held to maturity of $2.5 million and loans held for sale of $1.2 million, offset by a decrease in securities available for sale of $10.9 million and cash and cash equivalents of $1.6 million.

Net Loans.  Net loans increased by $69.6 million, or 16.7%, to $486.5 million at June 30, 2015 from $416.9 million at September 30, 2014.  Commercial real estate loans increased by $23.7 million, multifamily loans increased by $22.6 million, single family loans increased by $16.2 million, construction and land development loans increased by $6.7 million and commercial business loans increased by $2.2 million, offset by a decrease in consumer loans of $1.1 million and an increase in the allowance for loan losses of $464,000 during the nine months ended June 30, 2015.

Investment Securities.  Investment securities available for sale decreased $10.9 million, or 12.1%, to $79.5 million at June 30, 2015 from $90.3 million at September 30, 2014.  Investment securities held to maturity increased $2.5 million to $2.5 million at June 30, 2015 from $0 at September 30, 2014.

Mortgage-backed securities and collateralized mortgage obligations increased $3.1 million, to $54.5 million at June 30, 2015 from $51.4 million at September 30, 2014. Municipal securities available for sale decreased $8.8 million, to $24.9 million at June 30, 2015 from $33.8 million at September 30, 2014 and government and agency securities decreased $5.2 million, to $25,000 at June 30, 2015 from $5.2 million at September 30, 2014.  These changes occurred as we funded loan growth from the investment portfolio and repositioned the portfolio through normal portfolio management. Net unrealized loss on securities increased by $61,000 to $137,000 at June 30, 2015 from a net unrealized loss of $76,000 at September 30, 2014, reflecting the effect of an increase in market interest rates.  At June 30, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities and municipal securities. At June 30, 2015, investment securities classified as held to maturity consisted entirely of municipal securities.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $944,000, or 40.1%, to $1.4 million at June 30, 2015 from $2.4 million at September 30, 2014, as we sold $1.1 million of foreclosed properties, foreclosed or obtained deeds on $515,000 of non-performing loans and recorded valuation adjustments of $321,000 during the period.  At June 30, 2015, our foreclosed real estate included one- to four-family residential real estate and commercial real estate properties.

Deferred Tax Asset. The deferred tax asset decreased $412,000, or 7.2% , to $5.3 million at June 30, 2015 from $5.7 million at September 30, 2014, as the asset was reduced by the accrual of income tax expense as the Company recorded taxable income for the period. The reported balance is net of a valuation reserve of $2.4 million at June 30, 2015 and September 30, 2014. The Company evaluates the need for a valuation allowance in relation to deferred tax assets on a quarterly basis.  The current valuation allowance is primarily the result of uncertainty regarding projections of income in future quarters given the Company's recent earnings history.  If the Company continues to be profitable, we may be able to record a partial or full reversal of the valuation allowance during the three months ending September 30, 2015.

Deposits.  Deposits increased $67.1 million, or 14.8%, to $522.0 million at June 30, 2015 from $454.9 million at September 30, 2014.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $42.2 million, or 11.8%, to $400.7 million at June 30, 2015 from $358.6 million at September 30, 2014.  In particular, non-interest bearing deposits increased by $12.1 million, or 15.5%, to $89.9 million at June 30, 2015 from $77.8 million at September 30, 2014. Certificates of deposit increased $24.9 million, or 25.9%, to $121.3 million at June 30, 2015 from $96.4 million at September 30, 2014.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions.

Advances from FHLB. Advances from the FHLB increased by $5.0 million, or 29.4% to $22.0 million at June 30, 2015 from $17.0 million at September 30, 2014 as we increased advances to supplement funding of current loan growth.

Other Liabilities.  Advance payments by borrowers for property taxes and insurance decreased by $2.1 million, or 36.4%, to $3.7 million at June 30, 2015 from $5.9 million at September 30, 2014 due to seasonal disbursements to customers in December 2014 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity decreased $9.5 million to $77.0 million at June 30, 2015 from $86.5 million at September 30, 2014.  The decrease resulted primarily from the repurchase of 661,730 shares of common stock for $11.4 million and a decrease in other comprehensive income of $38,000, offset by net income of $1.0 million , stock based compensation expense of $602,000 and the release/allocation of ESOP shares of $288,000 during the nine months ended June 30, 2015.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2015:
Real estate loans:
One- to four-family	5	$432	2	$283	3	$239	10	$954
Multi-family	—	—	—	—	1	155	1	155
Commercial	—	—	—	—	1	54	1	54
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	432	2	283	5	448	12	1,163
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	1	6	—	—	2	184	3	190
Education	4	106	3	3	11	151	18	260
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	112	3	3	13	335	21	450
Total	10	$544	5	$286	18	$783	33	$1,613
At September 30, 2014:
Real estate loans:
One- to four-family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial	1	178	1	163	2	196	4	537
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Other consumer loans	—	—	—	—	1	2	1	2
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention at the dates indicated:

	At June 30, 2015	At September 30, 2014
	(In thousands)
Classified Loans:
Loss	$—	$—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	1,552	1,239
Multi-family	—	160
Commercial	801	1,477
Construction and land	—	5
Total real estate loans	2,353	2,881
Commercial business loans	123	82
Consumer loans:
Home equity lines of credit	56	58
Other consumer loans	—	—
Total consumer loans	56	58
Total substandard — performing	2,532	3,021
Substandard — Nonperforming:
Real estate loans:
One- to four-family	293	596
Multi-family	155	—
Commercial	—	350
Construction and land	—	—
Total real estate loans	448	946
Commercial business loans	—	22
Consumer loans:
Home equity lines of credit	183	129
Other consumer loans	—	2
Total consumer loans	183	131
Total substandard — nonperforming	631	1,099
Total classified loans	3,163	4,120
Foreclosed real estate	1,411	2,355
Total classified assets	$4,574	$6,475
Special mention:
Real estate loans:
One- to four-family	$—	$118
Multi-family	—	445
Commercial	412	858
Construction and land	—	—
Total real estate loans	412	1,421
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	412	1,421
Total classified assets and special mention loans	$4,986	$7,896

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

	At June 30, 2015	At September 30, 2014
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$436	$791
Multi family	155	—
Commercial	—	350
Construction and land	—	—
Total real estate	591	1,141
Commercial business loans	—	22
Consumer loans:
Home equity lines of credit	197	145
Education	255	120
Other consumer loans	—	2
Total consumer loans	452	267
Total nonaccrual loans (1)	1,043	1,430
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	1,043	1,430
Foreclosed assets:
One- to four-family	132	653
Multi-family	136	458
Commercial real estate	1,143	1,149
Construction and land	—	95
Home equity line of credit	—	—
Total foreclosed assets	1,411	2,355
Total nonperforming assets	$2,454	$3,785
Performing troubled debt restructurings	$2,880	$3,507
Ratios:
Nonperforming loans to total loans	0.21%	0.34%
Nonperforming assets to total assets	0.39%	0.67%
Nonperforming assets and troubled debt restructurings to total assets	0.85%	1.28%
_______________________

(1)	Includes $0 and $195,000, respectively, of troubled debt restructurings that were on non-accrual status at June 30, 2015 and September 30, 2014.

The decrease in delinquent loans, classified and non-performing assets at June 30, 2015, from September 30, 2014, was primarily due to generally improved economic conditions, our collection efforts and the quality of our underwriting, which resulted in reductions in delinquent and non-performing loans and improved payment performance which allowed certain classified loans to be upgraded or paid off by refinance with another financial institution.

Interest income that would have been recorded for the three and nine months ended June 30, 2015, had non-accruing loans been current according to their original terms, amounted to $11,000 and $32,000, respectively.  Interest of approximately $1,000 and $11,000, respectively, related to these loans was included in interest income for the three and nine months ended June 30, 2015.

Other Loans of Concern.   There were no other loans at June 30, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General.  Net income for the three months ended June 30, 2015 was $110,000 compared to $69,000 for the three months ended June 30, 2014. The increase in net income of $41,000 was due primarily to increases of $659,000 in net interest income and $94,000 in noninterest income, offset by increases in noninterest expenses of $478,000, provision for loan losses of $150,000 and income tax expense of $84,000.

Interest and Dividend Income. Interest and dividend income increased $783,000, or 17.4%, to $5.3 million for the three months ended June 30, 2015 from $4.5 million for the three months ended June 30, 2014. This increase was primarily attributable to a $867,000 increase in interest income on loans receivable offset by a decrease of $84,000 in interest and dividend income on investment securities and interest-earning deposits.  The average balance of loans increased $110.4 million to $473.7 million for the three months ended June 30, 2015 from $363.2 million for the three months ended June 30, 2014. The average yield on loans decreased by 29 basis points to 4.10% for the three months ended June 30, 2015 from 4.39% for the three months ended June 30, 2014.  The decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The average balance of investment securities decreased by $20.4 million, or 20.1%, to $80.8 million for the three months ended June 30, 2015 from $101.2 million for the three months ended June 30, 2014, while the average yield on investment securities increased by 13 basis points to 2.04% for the three months ended June 30, 2015 from 1.91% for the three months ended June 30, 2014.

Interest Expense. Total interest expense increased $124,000, or 31.5%, to $518,000 for the three months ended June 30, 2015 from $394,000 for the three months ended June 30, 2014.  Interest expense on deposit accounts increased $116,000 to $509,000 for the three months ended June 30, 2015 from $393,000 for the three months ended June 30, 2014.  The average balance of interest bearing deposits increased $4.5 million to $433.2 million for the three months ended June 30, 2015 from $428.7 million for the three months ended June 30, 2014, and the average cost of interest bearing deposits increased 10 basis points to 0.47% from 0.37%. The increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $24.9 million and the average balance of lower cost checking, savings and money market accounts decreasing by $20.3 million. Additionally, the average balance of non-interest bearing demand deposits increased by $68.7 million which helped hold the increase in our overall cost of deposits to only 4 basis points. Interest expense on FHLB advances increased $8,000 to $9,000 for the three months ended June 30, 2015 from $1,000 for the three months ended June 30, 2014. The increase was due to an increase of $22.8 million in the average balance of FHLB advances to $25.4 million for the three months ended June 30, 2015 from $2.6 million for the three months ended June 30, 2014.

Net Interest Income. Net interest income increased $659,000, or 16.0%, to $4.8 million for the three months ended June 30, 2015 from $4.1 million for the three months ended June 30, 2014.  Average interest-earning assets increased by $79.1 million, or 16.4%, to $561.6 million for the three months ended June 30, 2015, from $482.5 million for the three months ended June 30, 2014. Average deposits and interest-bearing liabilities increased by $96.0 million, or 21.2%, to $548.0 million for the three months ended June 30, 2015, from $451.9 million for the three months ended June 30, 2014.  Our net interest margin decreased 1 basis point to 3.40% for the three months ended June 30, 2015 from 3.41% for the three months ended June 30, 2014.  The decrease in our net interest margin reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The change in asset mix with growth in the loan portfolio also positively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $150,000 for the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2014.  The increase in the provision corresponds with the growth in the loan portfolio compared to the prior year period partially offset by improvement in our charge-off experience compared to the prior year period. The allowance for loan losses was $4.5 million, or 0.92% of total loans, at June 30, 2015, compared to $4.1 million, or 0.97% of total loans, at September 30, 2014, and $4.0 million, or 1.0% of total loans, at June 30, 2014.  Total nonperforming loans were $1.0 million, or 0.21% of loans, at June 30, 2015, compared to $1.4 million, or 0.34% of loans, at September 30, 2014, and $2.0 million, or 0.52% of loans, at June 30, 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 434.9% at June 30, 2015, compared to 284.8% at September 30, 2014, and 202.1% at June 30, 2014.  Total classified loans were $3.2 million at June 30, 2015, compared to $4.1 million at September 30, 2014, and $7.3 million at June 30, 2014.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2015, September 30, 2014, and June 30, 2014.

Non-Interest Income.  Non-interest income increased $94,000, or 6.2%, to $1.6 million for the three months ended June 30, 2015 from $1.5 million for the three months ended June 30, 2014. The increase was primarily related to increases in servicing fee income of $35,000 and other income of $66,000, insurance and securities sales commissions of $13,000 and service fees on deposit accounts of $12,000; offset by a decrease in gains on sales of loans of $24,000.

The increase in servicing fee income resulted from the partial recovery of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates during the quarter. The increase in other income resulted from an increase in loan fee income due to increased loan originations during the three months ended June 30, 2015. The increase in insurance and securities sales commissions resulted from improved sales as our efforts to improve this line of business began to have impact. The increase in service fees on deposit accounts resulted from an increase in debit card interchange income and overdraft fees on checking accounts. The decrease in gain on sales of loans resulted from a change in the mix of fixed rate mortgage loans originated from longer term loans which are sold on the secondary market to shorter term loans which are generally held in portfolio.

Non-Interest Expense.  Non-interest expense increased $478,000, or 8.6%, to $6.1 million for the three months ended June 30, 2015, from $5.6 million for the three months ended June 30, 2014. The increase was primarily caused by increases in salaries and employee benefits of $240,000, a buyout of a service contract of $350,000, branch realignment expense of $204,000 and net loss from operation and sale of foreclosed real estate of $185,000. These increases were offset by decreases in valuation loss on real estate held for sale of $252,000, occupancy expense of $74,000, FDIC insurance premiums of $63,000 and advertising of $37,000.

The increase in salaries and employee benefits resulted primarily from the stock awards made under our equity incentive plan in June 2014. The buyout of a service contract resulted from the negotiated buyout of a service contract with a vendor that provided support intended to increase debit card usage by the Bank's customers. The increase in branch realignment expense resulted from the decision to close an underperforming branch in May 2015. The increase in net loss from operation and sale of foreclosed real estate resulted from a valuation adjustment recorded on our interest in a foreclosed property managed by the lead lender on a loan participation purchased by a predecessor bank. The property had been valued based on appraisals obtained periodically while the property was held as foreclosed real estate. In June 2015, the lead lender conducted an auction to facilitate the sale of the property. A valuation adjustment of $254,000 was recorded in June 2015 based on the results of the auction. The property was subsequently sold in July 2015. A valuation loss on real estate held for sale was incurred in 2014 in conjunction with the closing of two underperforming branch offices and the sale of our West Bend home loan center due to changes in our mortgage lending business and no such valuation loss was recorded in 2015. The decreases in occupancy expense resulted from the closing of branches. The decrease in FDIC insurance premium expense was a result of the reduction in the rate the Bank was charged for this insurance due to the termination of the formal agreement with the OCC in fiscal 2014. The decrease in advertising was due to a reduction in billboard advertising.

Provision for Income Taxes.  Income tax expense was $48,000 for the three months ended June 30, 2015, compared to an income tax benefit of $36,000 for the three months ended June 30, 2014.  The effective tax rate as a percent of pre-tax income (loss) was 30.4% and (109.1)% for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate was higher for the three months ended June 30, 2014 due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario such as occurred in the three months ended June 30, 2014.

Comparison of Operating Results for the Nine Months Ended June 30, 2015 and June 30, 2014

General.  Net income for the nine months ended June 30, 2015 was $1.0 million compared to a net loss of $1.7 million for the nine months ended June 30, 2014. The increase in net income of $2.7 million was primarily due to increases in net interest income of $1.6 million and noninterest income of $194,000, offset by increases in income tax expense of $1.8 million, non-interest expenses of 478,000 and provision for loan losses of $450,000.

Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 13.2%, to $15.3 million for the nine months ended June 30, 2015 from $13.5 million for the nine months ended June 30, 2014. This increase was primarily attributable to a $2.1 million increase in interest income on loans receivable offset by a $299,000 decrease in interest and dividend income on investment securities.  The average balance of loans increased $97.3 million, or 27.5%, to $450.5 million for the nine months ended June 30, 2015 from $353.2 million for the nine months ended June 30, 2014. The average yield on loans decreased 36 basis points to 4.14% for the nine months ended June 30, 2015 from 4.50% for the nine months ended June 30, 2014 due to loan growth in the current low interest rate environment.  The average balance of investment securities decreased $18.3 million, or 17.9%, to $84.1 million for the nine months ended June 30, 2015 from $102.4 million for the nine months ended June 30, 2014, while the average yield on investment securities increased 3 basis points to 1.97% for the nine months ended June 30, 2015 from 1.94% for the nine months ended June 30, 2014.   The increase in our interest and dividend income reflected the growth in the average balances of our loan portfolio offset partially by the effects of downward pressure on current market rates and loan pricing caused by the prolonged low interest rate environment.

Interest Expense. Total interest expense increased $190,000, or 15.6%, to $1.4 million for the nine months ended June 30, 2015 from $1.2 million for the nine months ended June 30, 2014.  Interest expense on deposit accounts increased $165,000 to $1.4 million for the nine months ended June 30, 2015 from $1.2 million for the nine months ended June 30, 2014.  The average balance of interest bearing deposits decreased $10.3 million to $416.0 million for the nine months ended June 30, 2015 from $426.3 million for the nine months ended June 30, 2014, however, the decrease in average balance was offset by an increase in the average cost of interest bearing deposits of 6 basis points to 0.44% from 0.38%. The increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $15.7 million and the average balance of lower cost checking, savings and money market accounts decreasing by $26.0 million. Additionally, the average balance of non-interest bearing demand deposits increased by $58.3 million which helped hold the increase in our overall cost of deposits to only 1 basis point. Interest expense on FHLB advances increased $25,000 to $27,000 for the nine months ended June 30, 2015 from $2,000 for the nine months ended June 30, 2014. The increase was due to an increase of $23.9 million in the average balance of FHLB advances to $26.2 million for the nine months ended June 30, 2015 from $2.3 million for the nine months ended June 30, 2014.

Net Interest Income. Net interest income increased $1.6 million, or 13.0%, to $13.9 million for the nine months ended June 30, 2015 from $12.3 million for the nine months ended June 30, 2014.  Average interest-earning assets increased by $67.1 million, or 14.1%, to $543.0 million for the nine months ended June 30, 2015, from $476.0 million for the nine months ended June 30, 2014. Average deposits and interest-bearing liabilities increased by $71.9 million, or 16.0%, to $520.8 million for the nine months ended June 30, 2015, from $449.0 million for the nine months ended June 30, 2014.  Our net interest margin decreased 3 basis points to 3.41% for the nine months ended June 30, 2015 from 3.44% for the nine months ended June 30, 2014.  The decrease in our net interest margin reflected the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to reduce rates on transaction accounts.  The change in asset mix with growth in the loan portfolio also positively impacted the margin as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $800,000 for the nine months ended June 30, 2015 compared to $350,000 for the nine months ended June 30, 2014.  The increase in the provision corresponds with the growth in the loan portfolio compared to the prior year period partially offset by improvement in our charge-off experience compared to the prior year period. For additional information regarding our allowance for loan losses and certain relation ratios at June 30, 2015, September 30, 2014 and June 30, 2014, see "--Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014--Provision for Loan Losses" above.

The allowance for loan losses reflected the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2015, September 30, 2014, and June 30, 2014.

Non-Interest Income.  Non-interest income increased $194,000, or 4.1%, to $4.9 million for the nine months ended June 30, 2015 from $4.7 million for the nine months ended June 30, 2014. The increase was primarily related to an increase in service fees on deposit accounts of $136,000, an increase in gains on sales of loans of $155,000, an increase in the gain on sales of securities of $48,000, and an increase in cash surrender value of life insurance of $40,000 for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014.  These increases were offset by a decrease in servicing fee income of $240,000 for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014. The increase in service fees on deposit accounts resulted from the implementation of an increase in our deposit fee structure during the period. The increase in gain on sales of loans resulted from improved demand for fixed rate mortgages during the period.  The increase in the gain on sales of securities resulted as we increased sales of securities to fund the growth in our loan portfolio and to fund our stock repurchase program. The increase in cash surrender value of life insurance resulted from a calendar year end increase in dividend payments on certain of our life insurance policies. The decrease in servicing fee income resulted from the partial recovery, in the 2014 nine month reporting period, of valuation reserves on our mortgage servicing asset as a result of an increase in the expected life of our serviced loan portfolio due to the increase in market interest rates during the 2014 reporting period. We also recorded partial recovery of valuation reserves on our mortgage servicing asset in the 2015 reporting period but for a smaller amount.

Non-Interest Expense.  Non-interest expense decreased $3.2 million, or 16.1%, to $16.4 million for the nine months ended June 30, 2015, from $19.5 million for the nine months ended June 30, 2014. The decrease was primarily caused by decreases of $300,000 in occupancy, $130,000 in data processing, and $193,000 in FDIC insurance premiums, and $86,000 in net loss from operations and sale of foreclosed real estate, offset by an increase of $339,000 in compensation expense (salaries, benefits and commissions). Additionally, we incurred non-recurring charges during the 2014 period of $2.2 million to reduce the carrying value of real estate held for sale and $619,000 in branch realignment expenses. During the 2015 period, we incurred non-recurring charges of $250,000 in branch realignment expenses.

The decrease in net loss from operation and sale of foreclosed real estate resulted from lower levels of foreclosed real estate being managed, on average during the nine months ended June 30, 2015, compared to the prior period. The decreases in occupancy expense resulted from the closing of three branches and the sale of related real estate in the second half of fiscal 2014. The decrease in data processing expense was due to reduced transaction costs for debit card processing. The decrease in FDIC insurance premium expense was a result of the reduction in the rate the Bank was charged for this insurance due to the termination of the formal agreement with the OCC in fiscal 2014. The increase in salaries and benefits resulted primarily from the stock awards made under our equity incentive plan in June 2014. The charges to real estate held for sale and for branch realignment in 2014 related to our decision to close two underperforming branch offices and to sell our West Bend home loan center due to changes in our mortgage lending business. The charges to branch realignment in 2015 related to our decision to close one additional underperforming branch office.

Provision for Income Taxes.  Income tax expense was $536,000 for the nine months ended June 30, 2015, compared to an income tax benefit of $1.3 million for the nine months ended June 30, 2014.  The effective tax rate as a percent of pre-tax income (loss) was 34.0% and (43.0%) for the nine months ended June 30, 2015 and 2014, respectively. The effective tax rate was higher for the nine months ended June 30, 2014 due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario such as occurred in the nine months ended June 30, 2014.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  Average balances are derived from daily average balances for all periods.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made.  The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$473,651	$4,855	4.10%	$363,243	$3,988	4.39%
Securities	80,807	413	2.04	101,169	484	1.91
Fed funds sold and other interest-earning deposits	7,181	17	0.95	18,134	30	0.66
Total interest-earning assets	561,639	5,285	3.76%	482,546	4,502	3.73%
Noninterest-earning assets	72,090			66,637
Total assets	$633,729			$549,183

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$89,356	$—	—%	$20,703	$—	—%

Checking accounts	164,255	134	0.33	191,007	109	0.23
Passbook and statement savings	126,942	46	0.14	123,195	42	0.14
Variable rate money market	26,288	14	0.21	23,625	9	0.15
Certificates of deposit	115,721	315	1.09	90,844	233	1.03
Total interest bearing deposits	433,206	509	0.47	428,671	393	0.37
Total deposits	522,562	509	0.39	449,374	393	0.35

FHLB advances	25,407	9	0.14	2,571	1	0.16
Total deposits and interest-bearing liabilities	547,969	518	0.38%	451,945	394	0.35%

Other liabilities	6,666			6,990
Total liabilities	554,635			458,935
Stockholders' equity	79,094			90,248
Total liabilities and stockholders' equity	$633,729			$549,183

Net interest income		$4,767			$4,108
Net interest rate spread			3.39%			3.38%
Net interest-earning assets	$13,670			$30,601
Net interest margin			3.40%			3.41%
Average of interest-earning assets to interest-bearing liabilities			102.49%			106.77%

	For the Nine Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$450,461	$13,999	4.14%	$353,185	$11,915	4.50%
Securities	84,097	1,241	1.97	102,420	1,489	1.94
Fed funds sold and other interest-earning deposits	8,488	45	0.71	20,371	96	0.63
Total interest-earning assets	543,046	15,285	3.75%	475,976	13,500	3.78%
Noninterest-earning assets	68,822			71,208
Total assets	$611,868			$547,184

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$78,628	$—	—%	$20,321	$—	—%

Checking accounts	160,389	348	0.29	191,669	329	0.23
Passbook and statement savings	124,055	136	0.15	120,435	129	0.14
Variable rate money market	26,671	40	0.20	25,040	32	0.17
Certificates of deposit	104,877	856	1.09	89,164	725	1.08
Total interest bearing deposits	415,992	1,380	0.44	426,308	1,215	0.38
Total deposits	494,620	1,380	0.37	446,629	1,215	0.36

FHLB advances	26,227	27	0.14	2,325	2	0.11
Total deposits and interest-bearing liabilities	520,847	1,407	0.36%	448,954	1,217	0.36%

Other liabilities	7,169			7,442
Total liabilities	528,016			456,396
Stockholders' equity	83,852			90,788
Total liabilities and stockholders' equity	$611,868			$547,184

Net interest income		$13,878			$12,283
Net interest rate spread			3.39%			3.42%
Net interest-earning assets	$22,199			$27,022
Net interest margin			3.41%			3.44%
Average of interest-earning assets to interest-bearing liabilities			104.26%			106.02%

Liquidity and Capital Resources

Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, proceeds from maturities and calls of securities, Federal Home Loan Bank advances and, to a lesser extent, short-term borrowings from other financial institutions. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $791,000 and $(914,000) for the nine months ended June 30, 2015 and June 30, 2014, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $63.2 million and $34.8 million for the nine months ended June 30, 2015 and June 30, 2014, respectively.  During the nine months ended June 30, 2015, we purchased $21.4 million and sold $23.2 million in securities held as available-for-sale, and during the nine months ended June 30, 2014, we purchased $17.7 million and sold $16.1 million in securities held as available-for-sale.  Net cash provided by financing activities was $60.7 million and $16.9 million for the nine months ended June 30, 2015 and June 30, 2014, respectively and consisted of increases in deposit accounts and FHLB borrowings offset by the purchase of Company stock.

At June 30, 2015, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $64.1 million, or 10.26% of adjusted total assets, which is above the well-capitalized level of $31.2 million, or 5.00%; Common Equity Tier 1 capital of $64.1 million, or 12.61% of adjusted total assets, which is above the well-capitalized level of $33.0 million, or 6.50%; Tier 1 capital of $64.1 million, or 12.61% of risk-weighted assets, which is above the well-capitalized level of $40.7 million, or 8.00%; and total risk-based capital of $68.6 million, or 13.50% of risk-weighted assets, which is above the well-capitalized level of $50.8 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at June 30, 2015.

At June 30, 2015, we had outstanding commitments to originate loans of $4.6 million, unused commercial and home equity lines of credit of $87.8 million and stand-by letters of credit of $947,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2015 totaled $55.2 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2015, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On May 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of the Company's common stock, representing 4.52% of the Company's outstanding shares. In connection with this authorization, the Company announced the completion of the previous authorization to purchase 492,695 shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of June 30, 2015, 15,674 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended June 30, 2015.

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1- April 30, 2015	16,357	(1)	$17.30	16,357	82,838
May 1- May 31, 2015	82,838	(1)	17.50	82,838	200,000
June 1- June 30, 2015	15,674	(2)	17.31	15,674	184,326
Total	114,869		$17.45	114,869
______________________________________________________________________
(1) All shares were repurchased pursuant to the February 18, 2015 authorization.
(2) All shares were purchased pursuant to the May 20, 2015 authorization.

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

Date: July 30, 2015

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_______________________________________