Form 10-K
period 2015-09-30
Westbury Bancorp, Inc.
filed 2015-12-10
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015.
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

Common Stock, par value $0.01 per share                NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 10, 2015, there were 4,328,427 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on March 31, 2015 was $65.7 million.

DOCUMENTS INCORPORATED BY REFERENCE:

2016 Annual Meeting Proxy Statement (Part III)

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•
significant increases in our loan losses, including as a result of our inability to resolve classified assets, and changes in management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and in our allowance for loan losses and provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial business, commercial real estate and multifamily lending while maintaining our asset quality;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits;

•	our ability to retain customer accounts, achieve increased operating efficiencies and enhance profitability following the closing of underperforming branch offices;

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

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits;

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
Westbury Bancorp, Inc.
Westbury Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland on August 10, 2012 and became the savings and loan holding company for Westbury Bank (the “Bank”) following the consummation of the mutual-to-stock conversion of WBSB Bancorp, MHC, the Bank’s former mutual holding company, which was completed on April 9, 2013. The sole business of the Company is its ownership of the Bank. At September 30, 2015, we had total consolidated assets of $638.9 million, net loans of $493.4 million, total deposits of $531.0 million and stockholders' equity of $78.8 million.

In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative data in certain tables, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the years ended September 30, 2015, 2014 and 2013 and the nine months ended September 30, 2012.
Westbury Bank
Westbury Bank is a federally-chartered savings bank headquartered in West Bend, Wisconsin. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and borrowings, in commercial and multifamily real estate loans, one- to four-family residential real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals as a result of changes in interest rates than certificates of deposit, and which we believe have a lower cost of funds over various interest rate cycles. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
Market Area
We conduct business through our main office located in West Bend, Wisconsin, seven branch offices in West Bend, Brookfield, Germantown, Hartford, Jackson, Kewaskum and Slinger, Wisconsin, and a loan production office in Appleton, Wisconsin. We also operate one free-standing ATM in West Bend, Wisconsin at a location other than our branches. Our main office, six of our branches and our one free-standing ATM are located in Washington County, our Brookfield branch is located in Waukesha County and our Appleton loan production office is located in Outagamie County, Wisconsin. West Bend, Wisconsin is located in southeastern Wisconsin on the Highway 45 corridor, approximately 40 miles northwest of downtown Milwaukee, Wisconsin, and approximately 75 miles northeast of Madison, Wisconsin.
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
Lending Activities
Our principal lending activity is originating commercial real estate loans, one- to four-family residential real estate loans, multifamily loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. We also have a small portfolio of education loans, although we no longer originate education loans. In recent years, we have increased and, subject to market conditions and our asset-liability management analysis, expect to continue to increase our focus on commercial real estate, multifamily and commercial business lending, in an effort to maintain diversity in our overall loan portfolio and increase the overall yield earned on our loans. We also sell, in the secondary market, a significant portion of the longer-term (20 to 30 year) fixed-rate residential mortgage loans that we originate, on both a servicing-retained and servicing-released, non-recourse basis, while retaining shorter-term (10 to 15 year) fixed-rate residential mortgage loans and adjustable rate residential mortgage loans, in order to manage the maturity and time to repricing of our loan portfolio. We also originate FHA and VA loans for sale on a servicing-released basis.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$153,141	30.73%	$135,337	32.13%	$132,496	38.16%
Multifamily	105,750	21.22	76,396	18.14	47,178	13.59
Commercial	162,957	32.70	135,121	32.08	112,237	32.33
Construction and land	18,831	3.78	16,362	3.88	10,629	3.06
Total real estate	440,679	88.43	363,216	86.23	302,540	87.14
Commercial business loans	38,200	7.66	37,675	8.95	25,003	7.20
Consumer loans:
Home equity lines of credit	14,881	2.99	14,275	3.39	13,652	3.93
Education	4,106	0.82	4,694	1.11	5,189	1.49
Automobile	207	0.04	327	0.08	405	0.12
Other consumer loans	316	0.06	994	0.24	393	0.12
Total consumer loans	19,510	3.91	20,290	4.82	19,639	5.66
Total loans	$498,389	100.00%	$421,181	100.00%	$347,182	100.00%
Net deferred loan costs	366		235		136
Allowance for loan losses	4,598		4,072		4,266
Total loans, net	$493,425		$416,874		$342,780

	September 30,		At December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family(1)	$153,090	40.01%	$167,013	41.38%
Multifamily	38,491	10.06	40,806	10.11
Commercial	132,782	34.70	132,252	32.77
Construction and land	8,975	2.35	11,653	2.89
Total real estate	333,338	87.12	351,724	87.15
Commercial business loans	22,938	6.00	23,383	5.79
Consumer loans:
Home equity lines of credit	19,356	5.06	19,934	4.94
Education	5,709	1.49	6,618	1.64
Automobile	1,004	0.26	1,343	0.34
Other consumer loans	251	0.07	572	0.14
Total consumer	26,320	6.88	28,467	7.06
Total loans	$382,596	100.00%	$403,574	100.00%
Net deferred loan costs	7		19
Allowance for loan losses	6,690		7,116
Total loans, net	$375,899		$396,439

(1)
Excludes one- to four-family mortgage loans held for sale of $431,000, $326,000, $1.0 million, $3.0 million and $3.6 million, respectively, at September 30, 2015, 2014, 2013, and 2012 and December 31, 2011.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at September 30, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-Family	Multifamily	Commercial Real Estate	Construction and Land	Commercial
	(In thousands)
Due During the Year Ending September 30
2016	$1,012	$4,427	$24,711	$809	$20,028
2017	1,142	10,967	5,271	3,250	3,717
2018	1,630	7,472	30,298	3,044	4,578
2019 to 2020	5,353	58,767	82,800	2,863	9,030
2021 to 2025	30,488	22,350	16,685	3,614	847
2026 to 2030	23,246	183	1,319	1,060	—
2031 and beyond	90,270	1,584	1,873	4,191	—

Total	$153,141	$105,750	$162,957	$18,831	$38,200

	Home Equity Lines of Credit	Education	Automobile	Other Consumer	Total
	(In thousands)
Due During the Year Ending September 30
2016	$7,189	$115	$21	$154	$58,466
2017	4,383	36	78	35	28,879
2018	44	103	56	9	47,234
2019 to 2020	—	413	52	15	159,293
2021 to 2025	42	2,057	—	—	76,083
2026 to 2030	55	1,073	—	—	26,936
2031 and beyond	3,168	309	—	103	101,498

Total	$14,881	$4,106	$207	$316	$498,389

The following table sets forth our fixed- and adjustable-rate loans at September 30, 2015 that are due after September 30, 2016.

	Due After September 30, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family	$55,850	$96,279	$152,129
Multifamily	92,549	8,774	101,323
Commercial	127,906	10,340	138,246
Construction and land	8,291	9,731	18,022
Total real estate loans	284,596	125,124	409,720
Commercial business loans	15,785	2,387	18,172
Consumer loans:
Home equity lines of credit	102	7,590	7,692
Education	3,991	—	3,991
Automobile	186	—	186
Other consumer loans	33	129	162
Total consumer loans	4,312	7,719	12,031
Total loans	$304,693	$135,230	$439,923
Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Westbury Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At September 30, 2015, our largest credit relationship totaled $9.5 million and was secured by corporate assets including corporate owned life insurance. At September 30, 2015, this loan was performing in accordance with its terms. Our second largest relationship at this date was a $9.2 million loan secured by owner-occupied real estate in our market area. At September 30, 2015, this loan was performing in accordance with its terms. Both loans comply with our loans to one borrower limits at September 30, 2015.
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
Individual officers and employees do not have approval authority with respect to residential real estate loans. We use the Desktop Underwriter™ system for residential real estate loans, and any loans that are not approved under this system, and loans in excess of the current Fannie Mae eligibility guidelines, may only be approved by our management loan committee, which consists of our Chief Financial Officer, our Chief Credit Officer, our Senior Vice President of Operations, and the vice presidents in charge of underwriting, appraisals and collections. Our President, our Executive Vice President - Commercial Lending, our Chief Credit Officer and our Chief Financial Officer each have approval authority of up to $500,000 for commercial business, commercial real estate and multifamily lending relationships and up to $3,000 for unsecured consumer loans. Our other lending personnel have approval authority of lesser amounts, up to a maximum of $250,000, depending on each person’s lending experience and the results of credit review of loans that they have approved over a period of time.
In addition, any two persons, one of whom reports directly to the other, may approve commercial business, commercial real estate and multifamily lending relationships up to the aggregate of their individual lending authorities. Our President, our Executive Vice President - Commercial Lending, our Chief Credit Officer and our Chief Financial Officer may, together, approve a commercial business, commercial real estate or multifamily lending relationship up to $1,000,000. Aggregate credit exposure to one borrower in excess of $1,000,000 must be approved by the directors’ loan committee, which consists of at least three independent directors. Our President, our Executive Vice President - Commercial Lending, our Chief Financial Officer and our Chief Credit Officer participate in directors’ loan committee meetings, but are not voting members of the committee. Approval of the directors’ loan committee requires the approval of all of the independent directors serving on the committee.
Commercial Real Estate and Multi-Family Lending. Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate and multifamily loans, with a target loan size of between $2.0 million to $8.0 million. At September 30, 2015, we had $268.7 million in commercial real estate and multifamily loans, representing 53.9% of our total loan portfolio compared to $211.5 million, or 50.2% of our total loan portfolio at September 30, 2014. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate and multifamily lending in our market area.
Our fixed-rate commercial real estate and multifamily loans generally have initial terms of three to five years and amortization terms of 10-25 years for commercial real estate loans and 15-30 years for multifamily loans, with a balloon payment at the end of the initial term. Our adjustable rate commercial real estate and multifamily loans generally have initial terms of three to five years and a re-pricing option. The maximum loan-to-value ratio of our commercial real estate loans and multifamily loans is generally 75% and 80%, respectively, of the lower of cost or appraised value of the property securing the loan. Our commercial real estate loans are typically secured by retail, industrial, warehouse, service, medical or other commercial properties, and our multifamily loans are typically secured by apartment buildings.
Set forth below is information regarding our commercial real estate and multifamily loans, by industry, at September 30, 2015.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Multifamily	85	$105,750
Commercial real estate development and rental	94	110,833
Owner-occupied real estate:
Real estate, rental and leasing	34	18,715
Other services	17	13,763
Construction	6	6,197
Manufacturing	9	3,138
Health care and social	8	3,127
Retail trade	13	3,082
Accommodation and food	8	1,742
Transportation and warehousing	2	1,529
Other miscellaneous	1	831
Total	277	$268,707

At September 30, 2015, the average loan balance of our outstanding commercial real estate and multifamily loans was $970,000, and the largest of such loans was a $9.2 million loan secured by owner-occupied real estate in our market area. This loan was performing in accordance with its original terms at September 30, 2015.
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
One- to Four-Family Residential Real Estate Lending. The focus of our lending program was historically the origination of one- to four-family residential real estate loans. At September 30, 2015, we had $153.1 million of loans secured by one- to four-family real estate, representing 30.7% of our total loan portfolio. In addition, at September 30, 2015, we had $431,000 of residential mortgages held for sale. We originate fixed-rate and adjustable-rate residential mortgage loans and home equity loans. At September 30, 2015, 36.7% of our one- to four-family residential real estate loans due after 2016 were fixed-rate loans, and 63.3% of such loans were adjustable-rate loans.
Our fixed-rate one- to four-family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae, which as of September 30, 2015 was generally $417,000 for single-family homes in our market area. Substantially all of our home equity loans are adjustable-rate loans, and are originated in accordance with the same standards as one- to four-family residential loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines. Virtually all of our one- to four-family residential real estate loans are secured by properties located in our market area.
We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. On a limited basis, loans with a loan-to-value ratio of up to 90% may be made without private mortgage insurance. In these cases, the borrower must have a credit score greater than 700 and a higher interest rate is charged commensurate with the higher risk. Loans with loan-to-value ratios up to 95% may be made when the borrower obtains private mortgage insurance.
Our fixed-rate one- to four-family residential real estate loans typically have terms of 10 to 30 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of one, three, five or seven years, and adjust annually thereafter at a margin over an index. Our adjustable-rate one- to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years.
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
We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). Until April 2012, we offered an interest-only home equity loan product with a term of five years and a balloon payment, but have since discontinued this product. We have approximately $1.2 million of these loans as of September 30, 2015, with an additional $1.3 million in unused commitments for these loans. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one-to four- family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
We also sell, in the secondary market, a significant portion of the longer-term (20 to 30 year) fixed-rate residential mortgage loans that we originate, on both a servicing-retained and servicing-released, non-recourse basis, while retaining shorter-term (10 to 15 year) fixed-rate residential mortgage loans and adjustable rate residential mortgage loans, in order to manage the maturity and time to repricing of our loan portfolio. We also originate FHA and VA loans for sale on a servicing-released basis. During the years ended September 30, 2015 and September 30, 2014, we sold $29.2 million and $13.3 million of residential mortgage loans, respectively. At September 30, 2015, we serviced a portfolio of $160.8 million of residential mortgage loans that we had originated and sold.

Commercial Business Lending. At September 30, 2015, we had $38.2 million of commercial business loans, representing 7.7% of our total loan portfolio. Our commercial business loans are generally term loans with terms of one to five years, and are generally made to businesses with between $3.0 million and $20.0 million in revenues operating in our market area for purchasing equipment, property improvements, business expansion or working capital, with a target loan size of between $1.0 million to $2.0 million. Our commercial business loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial business loan is secured by equipment, we fix the maturity of a term loan to correspond to 80% of the useful life of equipment purchased or seven years, whichever is less. We also offer regular lines of credit and revolving lines of credit with terms of up to 12 months to finance short-term working capital needs such as accounts payable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or, in very limited circumstances, unsecured. We generally obtain personal guarantees with commercial business loans.
We also offer commercial business loans utilizing the Small Business Administration’s ("SBA") various programs.  The loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. The Bank has Preferred Lender Status with the SBA. During the year ended September 30, 2015, we originated no SBA guaranteed commercial business loans.
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
The table below sets forth information regarding our commercial business loans at September 30, 2015.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Manufacturing	39	$23,865
Wholesale trade	12	3,517
Transportation and warehousing	10	3,325
Construction	19	2,332
Retail trade	9	1,983
Other services	23	1,643
Real estate, rental and leasing	6	1,450
Miscellaneous	3	85
Total	121	$38,200

At September 30, 2015, the average loan balance of our outstanding commercial business loans was $316,000, and the largest outstanding balance of such loans was a $9.5 million loan secured by corporate assets including corporate owned life insurance. This loan was performing in accordance with its original terms at September 30, 2015.

We believe that commercial business loans will provide growth opportunities for us, and we expect to continue to increase, subject to our underwriting standards and market conditions, this business line in the future. We have recently hired seasoned commercial business lenders, which has increased our outstanding commercial loan balances and our pipeline of commercial business loan commitments.
Construction and Land Lending. At September 30, 2015, we had $18.8 million, or 3.8% of our total loan portfolio, in construction and land loans. Of these, $5.6 million were loans on vacant land held for development by individuals for their primary residences, $11.2 million were commercial construction and land development loans, and $2.0 million were loans for the construction by individuals of their primary residences. All $5.6 million of loans on vacant land were fully amortizing loans, with the borrower obligated to pay principal and interest. At September 30, 2015, our largest construction and land loan was a $3.6 million loan secured by a multifamily property in our market area. This loan was performing in accordance with its original terms at September 30, 2015.
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
To a lesser extent, we will make loans to developers for the construction and development of one- to four-family residential homes in our market area. Generally, no more than two such loans may be outstanding to one borrower at any time. These loans are originated pursuant to the same standards as, and generally have terms similar to, commercial and multifamily construction loans. We generally obtain personal guarantees for these loans.
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
Construction financing generally involves greater credit risk than long-term financing on improved commercial real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at September 30, 2015, all of which are secured by properties located in our market area.

	Number of Loans	Balance
		(Dollars in thousands)
One- to four-family construction	11	$2,026
Multifamily construction	7	9,603
Commercial construction	2	1,610
Land	85	5,592
Total	105	$18,831

Consumer Lending. At September 30, 2015, we had $19.5 million, or 3.9% of our loan portfolio, in consumer loans, including $14.9 million in home equity lines of credit, $4.1 million in education loans and $523,000 in other consumer loans.
Home Equity Lines of Credit. At September 30, 2015, we had $14.9 million, or 3.0% of our loan portfolio, in home equity lines of credit. Our home equity lines of credit are secured by residential property, and generally have no set maturity. We do not extend home equity lines of credit unless the combined loan-to-value ratio of the first mortgage and the line of credit is less than 80%. We offer fixed and variable rate home equity lines of credit, with variable rate home equity lines of credit bearing interest rates based upon the prime rate, subject to maximum rates. Unused commitments on home equity lines of credit were $26.2 million at September 30, 2015.
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
At September 30, 2015, the average loan balance of our outstanding home equity lines of credit was $18,700. The largest outstanding balance of any such loan was $3.5 million. This loan was performing in accordance with its original terms at September 30, 2015. The borrower is a local commercial real estate loan customer; however, the residential property securing this loan is located out of our market area. Approximately 60% of our home equity lines of credit are secured by property where we also hold the first mortgage.
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
Consumer loans generally have greater risk compared to longer-term loans secured by improved real estate, particularly unsecured loans and consumer loans that are secured by rapidly depreciable assets, such as automobiles. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. As a result, consumer loan collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Originations, Purchases and Sales of Loans
We originate real estate and other loans through employee marketing and advertising efforts, our existing customer base, walk-in customers and referrals from customers and service providers, such as real estate brokers, builders and attorneys. All loans that we originate are underwritten pursuant to our policies and procedures.
We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold a portion of the fixed-rate, one- to four-family residential real estate loans that we originated for sale to Fannie Mae on a servicing-retained basis. We are also approved to sell to the Federal Home Loan Bank of Chicago and Freddie Mac but have not sold to them in recent years. We also originate residential mortgage loans for sale on a servicing-released basis where the interest rates available are more advantageous to our customer than those available from Fannie Mae or the customer requires other terms that we are not prepared to offer on a servicing-retained basis or in our loan portfolio. In addition, all FHA and VA loans and one- to four-family residential loans secured by non-owner-occupied properties are originated for sale in the secondary market on a servicing-released basis. Otherwise, we consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended September 30, 2015, we sold $286,000 of mortgage loans on a servicing-retained basis and $28.9 million of mortgage loans on a servicing-released basis and for the year ended September 30, 2014, we sold $133,000 of mortgage loans on a servicing-retained basis and $13.2 million of mortgage loans on a servicing-released basis. At September 30, 2015, we serviced $160.8 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.
From time to time, we may purchase commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We generally only purchase loan participations from banks with which we have an ongoing relationship and which purchase loan participations from us in return. We held $9.6 million of loan participations purchased in our loan portfolio and serviced $29.6 million of loan participations sold at September 30, 2015.
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
Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2015:
Real estate loans:
One- to four-family	10	$473	1	$83	5	$340	16	$896
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	1	4	—	—	—	—	1	4
Total real estate	11	477	1	83	5	340	17	900
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	3	190	3	190
Education	5	79	—	—	10	245	15	324
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	79	—	—	13	435	18	514
Total	16	$556	1	$83	18	$775	35	$1,414

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2014:
Real estate loans:
One- to four-family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial	1	178	1	163	2	196	4	537
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Automobile	—	—	—	—	1	2	1	2
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

At September 30, 2013:
Real estate loans:
One- to four-family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	4	5,485	2	1,069	6	6,554
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	6	64	3	26	14	108	23	198
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	12	182	8	117	24	378	44	677
Total	18	$615	23	$7,173	47	$4,527	88	$12,315

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2012:
Real estate loans:
One- to four-family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

At December 31, 2011:
Real estate loans:
One- to four-family	25	$2,468	10	$848	34	$4,466	69	$7,782
Multi-family	—	—	1	360	4	2,057	5	2,417
Commercial	5	3,407	3	328	10	1,373	18	5,108
Construction and land	1	56	—	—	1	178	2	234
Total real estate	31	5,931	14	1,536	49	8,074	94	15,541
Commercial business loans	5	1,309	1	350	2	12	8	1,671
Consumer loans:
Home equity lines of credit	7	349	1	42	7	431	15	822
Education	9	51	4	17	21	186	34	254
Automobile	4	15	—	—	—	—	4	15
Other consumer loans	1	3	1	1	17	343	19	347
Total consumer loans	21	418	6	60	45	960	72	1,438
Total	57	$7,658	21	$1,946	96	$9,046	174	$18,650

The general decrease in delinquent loans at September 30, 2015 was attributable to our ongoing efforts to improve credit quality and the overall improvement in economic conditions over the past year.

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
In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of financial weaknesses even though the loan is currently performing as agreed, or delinquency status. Management reviews the status of each impaired loan on our watch list on a quarterly basis with the directors’ loan committee and then with the full Board of Directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,				At December 31, 2011
	2015	2014	2013	2012
		(In thousands)
Classified Loans:
Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard – performing:
Real estate loans:
One- to four-family	1,390	1,239	623	1,485	36
Multi-family	—	160	173	546	—
Commercial	307	1,477	738	8,610	3,525
Construction and land	—	5	—	448	282
Total real estate loans	1,697	2,881	1,534	11,089	3,843
Commercial business loans	1,639	82	5	953	551
Consumer loans:
Home equity lines of credit	55	58	61	407	—
Other consumer loans	—	—	—	—	—
Total consumer loans	55	58	61	407	—
Total substandard – performing	3,391	3,021	1,600	12,449	4,394

Substandard – Nonperforming:
Real estate loans:
One- to four-family	195	596	3,903	4,268	5,162
Multi-family	—	—	2,638	2,789	3,392
Commercial	—	350	1,284	2,376	4,267
Construction and land	—	—	191	108	178
Total real estate loans	195	946	8,016	9,541	12,999
Commercial business loans	—	22	—	—	626
Consumer loans:
Home equity lines of credit	190	129	285	310	431
Other consumer loans	—	2	3	45	343
Total consumer loans	190	131	288	355	774
Total substandard – nonperforming	385	1,099	8,304	9,896	14,399

Total classified loans(1)	3,776	4,120	9,904	22,345	18,793

Securities(2)	—	—	—	230	483
Foreclosed real estate	283	2,355	1,690	2,728	4,300

Total classified assets	$4,059	$6,475	$11,594	$25,303	$23,576

Special mention:
Real estate loans:
One- to four-family	$—	$118	$121	$806	$1,080
Multi-family	—	445	—	—	3,373
Commercial	410	858	2,549	1,795	4,297
Construction and land	—	—	—	177	439
Total real estate loans	410	1,421	2,670	2,778	9,189
Commercial business loans	—	—	928	780	120
Consumer loans:
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total special mention	410	1,421	3,598	3,558	9,309

Total classified assets and special mention loans	$4,469	$7,896	$15,192	$28,861	$32,885

(1)
Includes $385,000, $727,000, $2.2 million, $3.7 million and $4.4 million respectively, at September 30, 2015, September 30, 2014, September 30, 2013, September 30, 2012, and December 31, 2011 of homogenous one- to four-family real estate mortgage loans, home equity lines of credit and other consumer loans that were not, at those dates, subject to detailed internal evaluation or formally risk-rated by the Bank, but that were, at such dates, 90 or more days past due and not covered by private mortgage insurance, and, in accordance with internal policy, are included herein as substandard because the loans are non-performing.

(2)	Represents municipal bonds classified as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2014 to September 30, 2015 was primarily due to our ongoing efforts to improve credit quality and resolve problem credits in a timely, cost-effective manner. The increase in substandard performing loans was the result of the downgrade of a commercial and industrial loan relationship totaling $1.6 million. The decrease in substandard non-performing loans was primarily the result of the payoff of several commercial real estate loans, primarily through refinancing at another financial institution. The decrease in foreclosed real estate was the result of loans transferred to foreclosed properties of $519,000, offset by sales of $2.0 million of properties and valuation adjustments of $609,000 for the year ended September 30, 2015.
Non-Performing Assets. Non-performing assets decreased to $1.1 million, or 0.17% of total assets, at September 30, 2015 from $3.8 million, or 0.67% of total assets, at September 30, 2014. General economic conditions, including the profitability of commercial enterprises, declines in real estate values and excess inventory in housing markets, were the primary cause of elevated levels of delinquencies and foreclosures in our real estate loan portfolio through 2011. Improvement in economic and market conditions since 2011 and our enhanced efforts focused on loan collection and problem loan resolution have led to improvements in delinquencies and foreclosed assets. At September 30, 2015, $13,000, or 1.6%, of total nonaccrual loans were current on their loan payments.
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
Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity. We generally do not forgive principal or interest on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for longer amortization schedules (up to 40 years), or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable. At September 30, 2015, we had six loans totaling $3.1 million that were classified as troubled debt restructurings. Of these, none were included in our non-accrual loans at such date as they have been performing for at least six consecutive months under the modified loan terms and the ultimate collectability of the total contractual principal and interest has been deemed probable.

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

	At September 30,				At December 31,
	2015	2014	2013	2012	2011
			(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$340	$791	$4,207	$4,610	$5,318
Multi family	—	—	2,638	2,789	3,392
Commercial	—	350	1,283	2,376	4,267
Construction and land	—	—	192	108	178
Total real estate	340	1,141	8,320	9,883	13,155
Commercial business loans	—	22	—	—	626
Consumer loans:
Home equity lines of credit	203	145	285	310	431
Education	260	120	134	199	203
Automobile	—	2	4	3	13
Other consumer loans	—	—	—	42	330
Total consumer loans	463	267	423	554	977
Total nonaccrual loans(1)	803	1,430	8,743	10,437	14,758

Loans greater than 90 days delinquent and still accruing:
Total delinquent loans accruing	—	—	—	—	—

Total non-performing loans	803	1,430	8,743	10,437	14,758

Foreclosed assets:
One- to four-family	89	653	427	591	2,133
Multi-family	—	458	551	410	559
Commercial real estate	194	1,149	448	684	1,163
Construction and land	—	95	264	1,043	445
Commercial assets	—	—	—	—	—
Consumer	—	—	—	—	—
Total foreclosed assets	283	2,355	1,690	2,728	4,300

Total nonperforming assets	$1,086	$3,785	$10,433	$13,165	$19,058

Performing troubled debt restructurings	$3,134	$3,507	$3,166	$6,302	$8,900

Ratios:
Nonperforming loans to total loans	0.16%	0.34%	2.52%	2.73%	3.66%
Nonperforming assets to total assets	0.17%	0.67%	1.92%	2.50%	3.29%
Nonperforming assets and troubled debt restructurings to total assets	0.66%	1.28%	2.50%	3.70%	4.83%

(1)
Includes $0, $195,000, $5.4 million, $1.3 million and $1.0 million, respectively, of troubled debt restructurings that were on non-accrual status at September 30, 2015, 2014, 2013 and 2012, and December 31, 2011.

Interest income that would have been recorded for the years ended September 30, 2015 and 2014 had non-accruing loans been current according to their original terms amounted to $31,000 and $78,000, respectively. Interest of approximately $8,000 and $13,000 related to these loans was included in interest income for the years ended September 30, 2015 and 2014, respectively.

Non-performing one- to four-family residential real estate loans totaled $340,000 at September 30, 2015 and consisted of five loans, of which the largest totaled $145,000. There were no non-performing commercial real estate loans at September 30, 2015. Other non-performing loans totaled $463,000 at September 30, 2015.
Foreclosed real estate totaled $283,000 at September 30, 2015, including $194,000 of commercial real estate properties and $89,000 of one- to four-family residential properties.
At September 30, 2015, our largest non-performing loan relationship was a home equity line of credit loan totaling $157,000 secured by a personal residence.
Other Loans of Concern. There were no other loans at September 30, 2015 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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
We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value would result in our charging off the loan or the portion of the loan that was determined to be a loss.
Among other factors, we consider current general economic conditions in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of the current housing market.
Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using the original independent appraisal, adjusted for current economic conditions and other factors, and related general or specific reserves are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal. Any shortfall would result in immediately charging off the portion of the loan that was determined to be a loss.
Specific Allowances for Identified Problem Loans. We establish a specific allowance when a loan is determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the amount of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current economic environment.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended September 30,				For the Nine Months Ended September 30, 2012	For the Years Ended December 31, 2011
	2015	2014	2013	2012
	Audited	Audited	Audited	Unaudited	Audited	Audited
		(Dollars in thousands)

Balance at beginning of period	$4,072	$4,266	$6,690	$7,212	$7,116	$4,983

Charge-offs:
Real estate loans:
One- to four-family	(257)	(870)	(1,922)	(1,161)	(803)	(1,133)
Multi-family	(99)	—	—	(1,521)	(435)	(1,177)
Commercial	(115)	(254)	(1,603)	(2,443)	(1,399)	(1,385)
Construction and land	—	—	(198)	(482)	(482)	—
Total real estate	(471)	(1,124)	(3,723)	(5,607)	(3,119)	(3,695)
Commercial business loans	(14)	(159)	(125)	(1,144)	(398)	(1,802)
Consumer loans:
Home equity lines of credit	(24)	(5)	(118)	(281)	(153)	(128)
Education	—	—	—	—	—	—
Automobile	(2)	(1)	(7)	(9)	(9)	—
Other consumer loans	—	(47)	(2)	(19)	(1)	(21)
Total consumer loans	(26)	(53)	(127)	(309)	(163)	(149)
Total charge-offs	(511)	(1,336)	(3,975)	(7,060)	(3,680)	(5,646)

Recoveries:
Real estate loans:
One- to four-family	18	161	81	19	3	17
Multi-family	—	4	1	40	—	131
Commercial	36	35	20	161	91	73
Construction and land	—	10	—	—	—	—
Total real estate	54	210	102	220	94	221
Commercial business loans	22	43	56	55	50	13
Consumer loans:
Home equity lines of credit	—	—	11	87	87	—
Education	—	—	—	—	—	—
Automobile	5	1	2	1	1	—
Other consumer loans	6	338	—	3	3	12
Total consumer loans	11	339	13	91	91	12
Total recoveries	87	592	171	366	235	246

Net charge-offs	(424)	(744)	(3,804)	(6,694)	(3,445)	(5,400)
Provision for loan losses	950	550	1,380	6,172	3,019	7,533

Balance at end of period	$4,598	$4,072	$4,266	$6,690	$6,690	$7,116

Ratios:
Net charge-offs to average loans outstanding	0.09%	0.20%	1.05%	1.71%	1.16%	1.28%
Allowance for loan losses to nonperforming loans at end of period	572.60%	284.76%	48.80%	64.10%	64.10%	48.22%
Allowance for loan losses to total loans at end of period	0.92%	0.97%	1.23%	1.75%	1.75%	1.76%

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

	At September 30, 2015				At September 30, 2014
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,073	23.34%	$153,141	30.73%	$1,072	26.33%	$135,337	32.13%
Multi-family	1,013	22.03	105,750	21.22	757	18.59	76,396	18.14
Commercial	1,604	34.88	162,957	32.70	1,412	34.68	135,121	32.08
Construction and land	330	7.18	18,831	3.78	301	7.39	16,362	3.88
Total real estate	4,020		440,679		3,542		363,216
Commercial business loans	498	10.83	38,200	7.66	454	11.15	37,675	8.95
Consumer loans:
Home equity lines of credit	74	1.61	14,881	2.99	75	1.84	14,275	3.39
Other consumer loans	6	0.13	4,629	0.93	1	0.02	6,015	1.43
Total consumer loans	80		19,510		76		20,290

Total loans (excluding net deferred loan fees and costs)	$4,598	100.00%	$498,389	100.00%	$4,072	100.00%	$421,181	100.00%

	At September 30, 2013				At September 30, 2012
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,873	43.90%	$132,496	38.16%	$1,390	20.78%	$153,090	40.01%
Multi-family	165	3.87	47,178	13.59	712	10.64	38,491	10.06
Commercial	1,501	35.18	112,237	32.33	3,249	48.57	132,782	34.70
Construction and land	374	8.77	10,629	3.06	293	4.38	8,975	2.35
Total real estate	3,913		302,540		5,644		333,338
Commercial business loans	211	4.95	25,003	7.20	810	12.11	22,938	6.00
Consumer loans:
Home equity lines of credit	136	3.19	13,652	3.93	233	3.48	19,356	5.06
Other consumer loans	6	0.14	5,987	1.73	3	0.04	6,964	1.82
Total consumer loans	142		19,639		236		26,320

Total loans (excluding net deferred loan fees and costs)	$4,266	100.00%	$347,182	100.00%	$6,690	100.00%	$382,596	100.00%

	At December 31, 2011
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
One- to four-family	$1,437	20.19%	$167,013	41.38%
Multi-family	918	12.90	40,806	10.11
Commercial	3,381	47.51	132,252	32.77
Construction and land	251	3.53	11,653	2.89
Total real estate	5,987		351,724
Commercial business loans	1,089	15.31	23,383	5.79
Consumer loans:
Home equity lines of credit	37	0.52	19,934	4.94
Other consumer loans	3	0.04	8,533	2.12
Total consumer loans	40		28,467

Total loans (excluding net deferred loan fees and costs)	$7,116	100.00%	$403,574	100.00%

At September 30, 2015, our allowance for loan losses represented 0.92% of total loans and 572.60% of non-performing loans whereas at September 30, 2014, our allowance for loan losses represented 0.97% of total loans and 284.76% of non-performing loans. The decrease in non-performing loans to $803,000 at September 30, 2015 from $1.4 million at September 30, 2014, without a significant amount of charge-offs to the allowance for loan losses, resulted in the improvement in the ratio of allowance for loan losses to non-performing loans. We recorded $424,000 and $744,000 in net charge-offs during the years ended September 30, 2015 and September 30, 2014, respectively.

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

Our current investment policy permits, with certain limitations, investments in United States Treasury securities with maturities up to 10 years; securities issued by the United States Government and its agencies or government sponsored enterprises with maturities up to 10 years; step-up coupon securities issued by government sponsored enterprises with maturities up to 15 years; pass-through mortgage-backed securities (MBS) issued by Fannie Mae, Ginnie Mae and Freddie Mac with an average life up to seven years secured by either single family or multifamily loans; collateralized mortgage obligations (CMO) with an average life up to seven years that are secured by MBS issued by Fannie Mae, Ginnie Mae or Freddie Mac; municipal tax, revenue, and bond anticipation notes issued by Wisconsin municipalities and general obligation municipal notes and bonds with maturities up to 20 years; AAA (insured) essential service municipal revenue notes and bonds issued by non-Wisconsin municipalities with maturities up to 20 years; corporate notes and bonds issued by U.S. corporations with maturities up to ten years; reverse repurchase agreements with maturities up to one year; certificates of deposit issued in the U.S. by U.S. banks with maturities up to seven years; bank notes and banker’s acceptances with maturities up to one year; Fed funds sold to U.S. banks; and equity investments in the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago or acquired in foreclosure, settlement or workout of debts previously contracted.
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
Our investment policy does not permit investment in stripped mortgage-backed securities; CMOs secured by mortgage assets not backed by the credit support of a U.S. government agency; floating rate derivatives; CMO residual or “Z tranche” bonds; long-term zero coupon bonds; complex securities and derivatives as defined in federal banking regulations; and other high-risk securities that do not pass the interest rate sensitivity tests set forth in our investment policy. Our current policy does not permit hedging activities, such as futures, options or swap transactions; coupon stripping; gains trading; short sales; securities lending; “when issued” securities trading; “pair-offs”; corporate or extended settlements other than in the normal course of business; repositioning repurchase agreements; purchasing securities on margin; or trading with the intent to capture changes in price over 60 days or less.
Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio be appropriately diversified. At September 30, 2015, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae.
U.S. Government and Agency Obligations. At September 30, 2015, we had U.S. government and agency securities with a carrying value of $25,000, which constituted 0.03% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Residential Mortgage-Backed Securities. At September 30, 2015, we had residential mortgage-backed securities with a carrying value of $39.7 million, which constituted 48.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our residential mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
Collateralized Mortgage Obligations (CMO). At September 30, 2015, we had CMOs with a carrying value of $1.9 million, which constituted 2.3% of our securities portfolio. CMOs issued by United States Government agencies and government-sponsored enterprises are also more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, CMOs may be used to collateralize our borrowings. Investments in CMOs involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. However, they are generally less susceptible to prepayment risk than mortgage-backed securities as they are structured to provide a more predictable payment stream to the holder of the CMO. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. All of our CMOs are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Commercial Mortgage-Backed Securities. At September 30, 2015, we had commercial mortgage-backed securities with a carrying value of $14.1 million, which constituted 17.0% of our securities portfolio. Commercial mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of multifamily mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our commercial mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Municipal Securities. At September 30, 2015, we had municipal securities available for sale with a carrying value of $21.7 million and municipal securities held to maturity with a carrying value of $2.5 million which constituted 26.2% and 3.0% of our securities portfolio, respectively. Most of our current municipal securities are issued by Wisconsin municipalities and have maturities not in excess of 12 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Corporate Securities. At September 30, 2015, we had corporate securities with a carrying value of $2.9 million, which constituted 3.5% of our securities portfolio. The corporate securities we own are issued by well-known national companies and have maturities not in excess of ten years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in corporate securities, to the extent appropriate, for generating returns in our investment portfolio.
Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Chicago totaling $3.4 million at September 30, 2015. The Federal Home Loan Bank common stock is carried at cost and classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value.

	At September 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$24	$25	$5,250	$5,179	$7,155	$6,801
U.S. Government agency residential mortgage-backed securities	39,380	39,692	37,144	37,196	50,447	50,204
U.S. Government agency collateralized mortgage obligations	1,963	1,941	3,458	3,432	6,862	6,830
U.S. Government agency commercial mortgage-backed securities	13,993	14,099	10,835	10,752	1,069	1,035
Corporate Bonds	2,852	2,862	—	—	2,541	2,543
Municipal securities:
Taxable	19,285	19,466	30,512	30,572	34,439	33,965
Tax-exempt	2,209	2,201	3,223	3,215	4,422	4,327
Total available for sale securities	79,706	80,286	90,422	90,346	106,935	105,705
Securities held to maturity:
Municipal securities -Tax-exempt	2,459	2,490	—	—	—	—
Total Investment Securities	$82,165	$82,776	$90,422	$90,346	$106,935	$105,705

At September 30, 2015, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total stockholders' equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at September 30, 2015. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Some of our U.S. Government and agency securities are callable at the option of the issuer. Yields on our tax-exempt securities are presented on a tax-equivalent basis. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$—	—%	$24	2.00%	$—	—%	$—	—%	$24	2.00%	$25
U.S. Government agency residential mortgage-backed securities	—	—	7,000	1.96	13,572	2.22	18,808	2.07	39,380	2.10	39,692
U.S. Government agency collateralized mortgage obligations	—	—	119	2.72	—	—	1,844	2.03	1,963	2.08	1,941
U.S. Government agency commercial mortgage-backed securities	—	—	2,784	2.13	5,852	2.07	5,357	1.98	13,993	2.04	14,099
Corporate Bonds	—	—	248	2.52	2,604	2.90	—	—	2,852	2.86	2,862
Municipal securities:
Taxable	1,275	0.97	7,382	1.97	10,628	2.61	—	—	19,285	2.26	19,466
Tax-exempt	86	0.76	1,616	2.86	—	—	507	2.35	2,209	2.66	2,201
Total securities available-for-sale:	1,361	0.96	19,173	2.08	32,656	2.37	26,516	2.06	79,706	2.17	80,286
Securities held to maturity:
Municipal securities - tax-exempt	166	0.80	690	1.59	954	2.73	649	3.44	2,459	2.47	2,490
Total	$1,527	0.94%	$19,863	2.06%	$33,610	2.38%	$27,165	2.09%	$82,165	2.18%	$82,776

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities and sales, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Fed funds sold as funding sources.
Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. A significant majority of our deposits are transaction accounts, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. At September 30, 2015, our core deposits, which are deposits other than time deposits and certificates of deposit, were $408.8 million, representing 77.0% of total deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past, and currently do not, hold any brokered deposits. We do generate certificates of deposit using QwickrateTM and National CD RatelineTM, both of which are Internet-based deposit rate listing services, as alternative funding sources. These outlets also serve to support our contingency funding plan. At September 30, 2015, certificates of deposit generated via these alternative funding sources totaled $45.4 million, or 8.5% of our total deposit balances.
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
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates as consumers become more conscious of interest rates.
The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For Years Ended September 30,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(In thousands)
Checking accounts:
Noninterest-bearing	$82,524	16.36%	n/a	$77,646	17.27%	n/a
Interest bearing	144,203	28.59%	0.27%	138,600	30.84%	0.32%
Passbook and statement savings accounts	124,962	24.78%	0.15%	121,141	26.95%	0.14%
Variable rate money market accounts	43,367	8.60%	0.33%	21,448	4.77%	0.20%
Certificates of deposit	109,269	21.67%	1.10%	90,638	20.17%	1.07%
Total deposits	$504,325	100.00%	0.38%	$449,473	100.00%	0.36%

	For Year Ended September 30,
	2013
	Average Balance	Percent	Weighted Average Rate
	(In thousands)
Checking accounts:
Noninterest-bearing	$68,045	14.64%	n/a
Interest bearing	155,634	33.51%	0.34%
Passbook and statement savings accounts	116,482	25.07%	0.20%
Variable rate money market accounts	26,534	5.71%	0.18%
Certificates of deposit	97,872	21.07%	1.29%
Total deposits	$464,567	100.00%	0.45%

The following table sets forth our deposit activities for the periods indicated.

	For the Years Ended September 30,
	2015	2014	2013
	(In thousands)

Beginning balance	$454,928	$440,978	$466,758
Net deposits (withdrawals) before interest credited	74,170	12,321	(27,854)
Interest credited	1,922	1,629	2,074
Net increase (decrease) in deposits	76,092	13,950	(25,780)
Ending balance	$531,020	$454,928	$440,978

The following table sets forth all our certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2015	2014	2013
		(In thousands)
Interest Rate:
Less than 1.00%	$46,433	$47,109	$55,945
1.00% - 2.00%	68,030	40,077	14,379
2.00% - 2.99%	7,733	8,128	12,551
3.00% - 3.99%	63	1,057	5,361
4.00% - 4.99%	—	—	1,471
5.00% and higher	—	—	—
Total	$122,259	$96,371	$89,707

The following table sets forth the amount and maturities of all our certificates of deposit by interest rate at September 30, 2015.

	At September 30, 2015
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(In thousands)
Interest Rate:
Less than 1.00%	$39,319	$7,113	$1	$—	$46,433	37.98%
1.00% - 1.99%	8,394	18,244	17,806	23,586	68,030	55.64%
2.00% - 2.99%	3,423	—	—	4,310	7,733	6.33%
3.00% - 3.99%	14	36	13	—	63	0.05%
Total	$51,150	$25,393	$17,820	$27,896	$122,259	100.00%

As of September 30, 2015 and 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $100,000 were $64.2 million and $34.9 million respectively. The following table sets forth the maturity of these certificates as of September 30, 2015 and 2014.

	At September 30,
	2015	2014
	(In thousands)
Three months or less	$1,510	$2,530
Over three months through six months	8,921	3,718
Over six months through one year	9,598	3,749
Over one year	44,126	24,856

Total	$64,155	$34,853

As of September 30, 2015 and 2014, the aggregate amount of all our certificates of deposit in amounts greater than or equal to $250,000 were $8.8 million and $5.6 million respectively. The following table sets forth the maturity of these certificates as of September 30, 2015 and 2014.

	At September 30,
	2015	2014
	(In thousands)
Three months or less	$—	$773
Over three months through six months	1,500	1,209
Over six months through one year	1,328	613
Over one year	5,947	3,007

Total	$8,775	$5,602

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At September 30, 2015, we had $18.0 million of outstanding advances from the Federal Home Loan Bank of Chicago. At September 30, 2015, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $94.2 million, and an additional $10.0 million in overnight advances with our correspondent bank.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At or For the Year Ended September 30,
	2015	2014	2013
		(Dollars in thousands)
Balance outstanding at end of year:
FHLB advances	$18,000	$17,000	$—
Note payable – unaffiliated bank	—	—	—
Note payable – other	—	—	—
Maximum amount outstanding at any month-end:
FHLB advances	$56,000	$17,500	$—
Note payable – unaffiliated bank	—	—	954
Note payable – other	—	—	300
Weighted average interest rate at end of year:
FHLB advances	0.13%	0.13%	—%
Note payable – unaffiliated bank	—	—	—
Note payable – other	—	—	—

Average amount outstanding during the year:
FHLB advances	$26,856	$5,807	$—
Note payable – unaffiliated bank	—	—	496
Note payable – other	—	—	157
Weighted average interest rate during the year:
FHLB advances	0.14%	0.14%	—%
Note payable – unaffiliated bank	—	—	5.25%
Note payable – other	—	—	9.50%
Personnel
As of September 30, 2015, we had 128 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiaries
Westbury Bancorp, Inc. wholly owns Westbury Bank. Westbury Bank has two subsidiaries. CRH, Inc. is a Wisconsin corporation that was formed to own and operate commercial real estate for investment purposes. WBSB Real Estate LLC is a Wisconsin limited liability companies that was formed to own certain of Westbury Bank’s foreclosed properties.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than on total deposits. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.
The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective January 4, 2013, established a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule.
Some provisions of the Dodd-Frank Act involved delayed effective dates and/or require implementing regulations or have not been issued in final form. Their full impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has resulted in increased compliance and operating expense for Westbury Bank and the Company.
Agreements with Regulators
Federal Reserve Bank. On April 28, 2014, the Company received correspondence from the Federal Reserve Bank of Chicago noting that it had no objection to the termination of a Board resolution which required the Company to receive prior written non-objection from the Federal Reserve Bank of Chicago to declare or pay dividends, issue debt or redeem Company stock. The Board of Directors terminated the resolution at its May 2014 meeting.
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

Federal Banking Regulation
Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Westbury Bank may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Westbury Bank may also establish subsidiaries that may engage in certain activities not otherwise permissible for Westbury Bank, including real estate investment and securities and insurance brokerage.
Capital Requirements. The federal banking agencies have adopted new regulations that implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements created a new required ratio for common equity Tier 1 ("CETI") capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At September 30, 2015, the Bank’s capital exceeded all applicable requirements and is considered "well-capitalized".
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2015, Westbury Bank had no borrowers for which it was not in compliance with the loans-to-one borrower limitations.
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
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At September 30, 2015, Westbury Bank maintained 69.68% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Westbury Bank has satisfied the QTL test in each of the last 12 months.
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
Current OCC prompt corrective action regulations state that to be adequately capitalized, Westbury Bank must have a leverage ratio of at least 4.0%, a CETI capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6.0%, and a total risk-based capital ratio of at least 8.0%. To be well-capitalized, Westbury Bank must have a leverage ratio of at least 5.0%, a CETI capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, and a total risk-based capital ratio of at least 10.0%. A savings association that has total risk-based capital of less than 8.0%, a Tier 1 risk-based capital ratio that generally is less than 6.0%, a CETI ratio that is less than 4.5% or a leverage ratio that is less than 4.0% is considered to be undercapitalized. A savings association that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 4.0%, a CETI capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”
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
At September 30, 2015, the Bank met the criteria for being considered “well capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2015, the annualized FICO assessment was equal to 0.58 basis points of total assets less tangible capital.
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
Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $103.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $14.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. As of September 30, 2015, Westbury Bank was in compliance with these requirements.
Federal Home Loan Bank System. Westbury Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Westbury Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2015, Westbury Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Westbury Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Chicago stock. As of September 30, 2015, no impairment has been recognized.

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
Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Such regulations became effective January 1, 2015. However, legislation was enacted in December 2014 which required the Federal Reserve Board to amend its "Small Bank

Holding Company" exemption from consolidated holding company capital requirements to generally extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. Regulations doing so were effective May 15, 2015. Consequently, savings and loan holding companies of under $1 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.
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
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2015, the Company had $533,000 of minimum tax credit carryforwards which do not expire.
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
Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes. The Company and the Bank’s state income tax returns have not been audited in five years.
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
We conduct our business at eight banking offices located in Washington and Waukesha Counties, Wisconsin and a loan production office located in Outagamie County, Wisconsin.  We own all of our banking center facilities and lease the loan production office.  We operate nine ATMs at our branches and another location.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. See Note 7 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

ITEM 3.	Legal Proceedings.
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2015, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures.
Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information, Holders and Dividend Information. Our common stock is traded on the Nasdaq Capital Market under the symbol “WBB.” The number of holders of record of Westbury Bancorp, Inc.’s common stock as of September 30, 2015 was 380. Westbury Bancorp, Inc. common stock began trading on April 11, 2013. Certain shares of Westbury Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The following table presents quarterly market and dividend information for Westbury Bancorp, Inc.’s common stock for each quarter during fiscal years 2015 and 2014, as reported on the Nasdaq Capital Market.

Fiscal Year Ended September 30, 2015	High	Low	Dividends

Quarter ended September 30, 2015	$18.16	$17.20	N/A

Quarter ended June 30, 2015	$18.03	$16.96	N/A

Quarter ended March 31, 2015	$18.59	$16.00	N/A

Quarter ended December 31, 2014	$16.46	$14.79	N/A

Fiscal Year Ended September 30, 2014	High	Low	Dividends

Quarter ended September 30, 2014	$15.24	$14.76	N/A

Quarter ended June 30, 2014	$15.23	$14.01	N/A

Quarter ended March 31, 2014	$14.98	$13.90	N/A

Quarter ended December 31, 2013	$14.64	$13.81	N/A

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
Under the rules of the OCC and the Federal Reserve Board, Westbury Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of Westbury Bank to make capital distributions, including the payment of dividends to Westbury Bancorp, Inc., see Item 1 "Business - Taxation" and "Business - Supervision and Regulation - Capital Distributions."
Unlike Westbury Bank, Westbury Bancorp, Inc. is not restricted by OCC regulations on the payment of dividends to its stockholders. However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well. In general, the Federal Reserve Board's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Westbury Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.
(b)Sales of Unregistered Securities. Not applicable.
(c)Use of Proceeds. Not applicable.
(d)Securities Authorized for Issuance Under Equity Compensation Plans.
At September 30, 2015, there were no compensation plans under which equity securities of Westbury Bancorp, Inc. were authorized for issuance other than the Equity Incentive Plan. See Part III, Item 12.
(e)Stock Repurchases.
The table below sets forth Westbury Bancorp, Inc.'s common stock repurchases during the three months ended September 30, 2015. On May 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of the Company's common stock, representing 4.52% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of September 30, 2015, 94,757 shares had been purchased under the current plan.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1-July 31, 2015 (1)	1,700	$17.40	1,700	182,626(4)
August 1-August 31, 2015(2)	43,883	17.68	43,883	138,743(4)
September 1-September 30, 2015(3)	33,500	17.85	33,500	105,243(4)
Total	79,083	$17.74	79,083

(1)	All 1,700 shares were purchased pursuant to a publicly announced repurchase program that was approved by the Board of Directors on May 20, 2015.

(2)	All 43,883 shares were purchased pursuant to the May 20, 2015 repurchase program.

(3)	All 33,500 shares were purchased pursuant to the May 20, 2015 repurchase program.

(4)	Represents the maximum number of shares available for repurchase under the May 20, 2015 repurchase program at each month end.

Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data.
The following tables set forth consolidated historical financial and other data of Westbury Bancorp, Inc. and its subsidiaries for the fiscal years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. In 2012, we elected to change our fiscal year from December 31 to September 30. Accordingly, information for periods prior to September 30, 2012 is presented at and for the fiscal years ended December 31. In order to provide comparative information, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the fiscal years ended September 30, 2015, 2014 and 2013 and the nine months ended September 30, 2012. The information at September 30, 2015 and 2014 and for the years ended September 30, 2015 and 2014 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at September 30, 2013 and 2012 and December 31, 2011 and for the years ended September 30, 2013 and December 31, 2011 and for the nine months ended September 30, 2012 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information at December 31, 2011 and for the year ended December 31, 2011 is derived from the audited financial statements of the Company's predecessor, WBSB Bancorp, MHC. The information presented prior to April 9, 2013 is for WBSB Bancorp, MHC.

	At September 30,				At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$638,929	$568,695	$543,282	$526,466	$578,618
Cash and cash equivalents	16,488	17,608	47,665	33,141	21,497
Investment securities	82,745	90,346	105,705	64,532	99,119
Federal Home Loan Bank stock	3,350	2,670	2,670	2,670	3,652
Loans held for sale	431	326	1,028	3,022	3,640
Loans, net	493,425	416,874	342,780	375,899	396,439
Deposits	531,020	454,928	440,978	466,758	524,277
Long-term borrowings, including Federal Home Loan Bank of Chicago advances	—	—	—	—	3,139
Short-term borrowings, including Federal Home Loan Bank of Chicago advances	18,000	17,000	—	1,254	300
Stockholders’ equity	78,812	86,487	90,602	46,864	46,114

	For the Years Ended September 30,				For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	2015	2014	2013	2012
				(Unaudited)
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$20,780	$18,322	$18,958	$22,048	$16,338	$24,039
Interest expense	1,959	1,637	2,121	3,398	2,266	5,737
Net interest income	18,821	16,685	16,837	18,650	14,072	18,302
Provision for loan losses	950	550	1,380	6,172	3,019	7,533
Net interest income after provision for loan losses	17,871	16,135	15,457	12,478	11,053	10,769
Noninterest income	6,724	6,244	8,978	10,251	8,216	10,217
Noninterest expense	22,973	24,986	23,149	26,428	18,465	29,805
Income (loss) before income taxes	1,622	(2,607)	1,286	(3,699)	804	(8,819)
Income tax expense (benefit)	(1,902)	(1,172)	348	3	229	(1,199)
Net income (loss)	$3,524	$(1,435)	$938	$(3,702)	$575	$(7,620)

	At or For the Years Ended September 30,				At or For the Nine Months Ended September 30,	At or For the Year Ended December 31,
	2015	2014	2013	2012	2012	2011
				(Unaudited)
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.57%	(0.26)%	0.17%	(0.67)%	0.14%	(1.25)%
Return on equity (ratio of net income (loss) to average equity)	4.28%	(1.59)%	1.34%	(7.61)%	1.60%	(14.41)%
Interest rate spread (1)	3.40%	3.43%	3.72%	3.87%	3.93%	3.46%
Net interest margin (2)	3.42%	3.45%	3.71%	3.85%	3.91%	3.52%
Efficiency ratio (3)	89.93%	108.97%	89.68%	91.44%	80.57%	104.51%
Dividend payout ratio	—%	—%	—%	—%	—%	—%
Noninterest expense to average total assets	3.70%	4.52%	4.23%	4.76%	4.47%	4.89%
Average interest-earning assets to average interest-bearing liabilities and deposits	103.71%	106.25%	97.67%	97.24%	96.41%	105.38%
Loans to deposits	93.86%	92.50%	78.70%	81.97%	81.97%	75.62%
Earnings per share (basic and diluted)	$0.85	$(0.31)	$(0.06)	N/A	N/A	N/A
Tangible book value per share including ESOP shares	$18.21	$17.04	$17.62	N/A	N/A	N/A
Tangible book value per share excluding ESOP shares	$19.83	$18.40	$19.15	N/A	N/A	N/A

Asset Quality Ratios:

Nonperforming assets to total assets	0.17%	0.67%	1.92%	2.50%	2.50%	3.29%
Nonperforming loans to total loans	0.16%	0.34%	2.52%	2.73%	2.73%	3.66%
Allowance for loan losses to nonperforming loans	572.60%	284.76%	48.80%	64.10%	64.10%	48.22%
Allowance for loan losses to total loans	0.92%	0.97%	1.23%	1.75%	1.75%	1.76%

Capital Ratios:

Average equity to average assets	13.25%	16.28%	16.54%	8.76%	8.71%	8.67%
Equity to total assets at end of period	12.34%	15.21%	16.68%	8.90%	8.90%	7.97%
Total capital to risk-weighted assets (4)	13.12%	16.18%	18.85%	11.46%	11.46%	10.65%
Tier 1 capital to risk-weighted assets (4)	12.25%	15.17%	17.64%	10.20%	10.20%	9.56%
CET1 capital to risk-weighted assets (4)	12.25%	N/A	N/A	N/A	N/A	N/A
Tier 1 capital to average assets (4)	10.01%	11.13%	12.01%	7.68%	7.68%	6.45%

Other Data:

Number of full service offices	8	9	12	12	12	13

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Represents capital ratios of Westbury Bank.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section is intended to help the reader understand the financial performance of Westbury Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2015 and 2014 and our results of operations for the years ended September 30, 2015 and 2014.
This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview
We provide financial services to individuals, families and businesses through our main office and seven branches located in Washington County and Waukesha County and a loan production office located in Outagamie County, Wisconsin. Additionally, although our operations are not focused in Milwaukee County, we are affected by conditions in Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and borrowings, in commercial and multifamily real estate loans, one- to four-family residential real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2015, approximately 77.0% of our deposits were transaction accounts. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
At September 30, 2015, we had total assets of $638.9 million, total deposits of $531.0 million and total stockholders' equity of $78.8 million, compared to total assets of $568.7 million, total deposits of $454.9 million and total stockholders' equity of $86.5 million at September 30, 2014.
As a result of the economic downturn in 2008, we experienced an increase in delinquent and classified loans. In response, we undertook aggressive initiatives to identify problem assets and to enhance asset quality. These initiatives included increasing provisions to our allowance for loan losses, charging down and writing off non-performing assets, engaging in an intensive review of our loan portfolio and as a result classifying additional loans and devoting significant resources to developing and implementing enhanced loan underwriting, administration and collections policies and procedures. These initiatives have resulted in a significant improvement in non-performing and classified assets. At September 30, 2015, we had non-performing assets of $1.1 million, or 0.17% of total assets, compared to non-performing assets of $3.8 million, or 0.67% of total assets, at September 30, 2014. At September 30, 2015, we had classified assets of $4.1 million, or 0.64% of total assets, compared to classified assets of $6.5 million, or 1.14% of total assets, at September 30, 2014.
The economic downturn coincided with significant changes in our customers’ banking habits, particularly a decrease in the amount of business conducted at physical branches as customers began to rely on Internet and mobile banking and other technological advances for their day-to-day transactions. Accordingly, in addition to our asset quality improvement initiatives, we have also undertaken aggressive measures to reduce our expenses and allocate resources to best suit our customers’ banking needs. As part of this process, since 2009, we have sold or closed 19 branches, reduced the number of employees and substantially reduced other non-interest expenses (excluding non-recurring losses from the sale of closed branch facilities).
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
Maintain Our Improved Asset Quality. We actively monitor and manage all segments of our loan portfolio in an effort to proactively identify and mitigate credit risks within our loan portfolio. We conduct both internal and external reviews of our loan portfolio designed to provide early detection of potential problem loans and timely resolution of non-performing and classified loans, and have tasked a management committee with conducting internal reviews and stress-testing. Specifically, we conduct internal reviews of all loans above $250,000, and third party reviews on all loans above $750,000 as well as a certain portion of new loans and a sample of loans originated by each loan officer, on an annual basis. In addition, in recent years, we have implemented more stringent underwriting policies and procedures, including increased emphasis on lower debt to income ratios, higher credit scores, and lower loan to value ratios. With respect to commercial business, commercial real estate and multifamily lending, we have also enhanced the information required with respect to a borrower’s financial condition and business prospects, and perform an internal valuation of underlying property in addition to obtaining third party appraisals. Finally, we have hired additional personnel with experience managing commercial loan administration, collection and workouts. We are committed to devoting significant resources to maintaining low levels of loan delinquencies and to minimize problem assets as we increase our commercial business, commercial real estate and multifamily lending. We also intend to continually enhance our loan underwriting, administration and collection procedures, and to implement improved credit risk management and asset-liability management techniques, such as portfolio stress testing, portfolio credit analysis, and credit decision monitoring matrices.
Increase Commercial Business, Commercial Real Estate and Multi-Family Lending. We believe that, with the recent downward trends in interest rates on residential mortgage loans, particularly on the variable rate residential mortgage loans that we retain in our portfolio, a prudent approach to expanding our balance sheet is to increase the growth of commercial business, commercial real estate and multifamily loans in order to increase our profitability. In the past several years, because commercial lending is based on relationships, we have hired specialized commercial lending officers with strong borrower relationships. This has resulted in an increase in our commercial real estate, multifamily and commercial business lending activities, as well as enhancements to our commercial lending policies and procedures. At September 30, 2015, we had $306.9 million of commercial real estate, commercial business and multifamily loans, representing 61.6% of our total loans, and we originated $78.1 million of commercial real estate, commercial business and multifamily loans during the year ended September 30, 2015 and $80.7 million of such loans during the year ended September 30, 2014. We expect that a disciplined approach to increasing our commercial business, commercial real estate and multifamily lending will diversify and increase the yield on our loan portfolio.
Continue to Originate Low-Cost Transaction Account Deposits. We offer checking accounts, passbook and statement savings accounts and money market accounts, which generally are lower cost sources of funds than certificates of deposit, are generally less sensitive to withdrawal when interest rates fluctuate, and provide the opportunity for generation of deposit-related fee income. At September 30, 2015, approximately 77.0% of our deposits were transaction accounts. We intend to pursue increased origination of these low cost deposits, with particular focus on transaction accounts, by implementing marketing and promotional programs, offering remote deposit capture services to business customers, and broadening banking relationships with lending customers, particularly as we expand our commercial business, commercial real estate and multifamily lending activities.
Continue to Originate and Sell Certain Residential Real Estate Loans. Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one- to four-family real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended September 30, 2015, we originated $67.3 million in residential real estate loans and sold $29.2 million for gains on sale of $448,000, and during the year ended September 30, 2014, we originated $51.1 million in residential real estate loans and sold $13.3 million for gains on sale of $214,000. Accordingly, we will continue to originate one- to four-family residential mortgage loans and home equity loans and lines of credit. We intend to maintain an appropriately sized portfolio of short-term fixed rate and adjustable-rate residential mortgage loans to increase the yield of our loan portfolio, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We intend to sell the majority of the long-term fixed-rate residential mortgage loans in the secondary market to generate servicing fee income, recognize gains on sale and manage the overall maturity of our loan portfolio.
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
See "Comparison of Operating Results for the Years Ended September 30, 2015 and September 30, 2014 - Provision for Income Taxes" for a detailed discussion of management's analysis of the Company's deferred tax assets.
Comparison of Financial Condition at September 30, 2015 and September 30, 2014
Total Assets. Total assets increased by $70.2 million, or 12.4%, to $638.9 million at September 30, 2015 from $568.7 million at September 30, 2014. The increase was primarily the result of the successful implementation of our strategies to increase the loan portfolio, particularly in multifamily, commercial real estate and commercial business loans.
Net Loans. Net loans increased by $76.6 million, or 18.4%, to $493.4 million at September 30, 2015 from $416.9 million at September 30, 2014. During the year ended September 30, 2015, multifamily loans increased $29.4 million, or 38.4%, commercial real estate loans increased $27.8 million, or 20.6%, one- to four-family residential real estate loans increased $17.8 million, or 13.2%, and commercial business loans increased $525,000, or 1.4%.
Investment Securities. Investment securities available for sale decreased $10.1 million, or 11.1%, to $80.3 million at September 30, 2015 from $90.3 million at September 30, 2014 as a result of the sales of securities to provide liquidity to increase net loans and to repurchase shares of the Company's common stock. Investment securities held to maturity increased $2.5 million to $2.5 million at September 30, 2015 from $0 at September 30, 2014 as we invested in the re-funding of municipal securities issued by one of our local communities.
In the available for sale portfolio, mortgage-backed securities and collateralized mortgage obligations increased $4.4 million, or 8.5%, to $55.7 million at September 30, 2015 from $51.4 million at September 30, 2014 and corporate securities increased $2.9 million to $2.9 million at September 30, 2015 from $0 at September 30, 2014. Municipal securities decreased $12.1 million, or 35.9%, to $21.7 million at September 30, 2015 from $33.8 million at September 30, 2014, and U.S. government and agency securities decreased $5.2 million to $25,000 at September 30, 2015 from $5.2 million at September 30, 2014.
The yield on our combined portfolio of investment securities increased to 2.18% at September 30, 2015 compared to 2.05% at September 30, 2014. Net unrealized gain on securities increased $656,000 from September 30, 2014 to September 30, 2015, reflecting the effect of a general decrease in market interest rates.
At September 30, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, collateralized mortgage obligations, government-sponsored debentures, municipal securities and corporate securities. Investment securities classified as held-to-maturity consisted entirely of municipal securities.
Foreclosed Real Estate. Foreclosed real estate held for sale decreased $2.1 million, or 88.0%, to $283,000 at September 30, 2015 from $2.4 million at September 30, 2014, as a result of sales of properties of $2.0 million and write-downs of foreclosed real estate to realizable value of $609,000, offset by new foreclosures of $519,000.
Real Estate Held for Investment. Real estate held for investment decreased $1.8 million, to $2.0 million at September 30, 2015 from $3.8 million at September 30, 2014. The decrease resulted from the designation of one property as held for sale during 2015. The property was transferred to real estate held for sale at its fair value with a valuation adjustment of $777,000 recorded at the time of transfer.
Real Estate Held for Sale. Real estate held for sale increased $882,000 to $882,000 at September 30, 2015 from zero at September 30, 2014. The increase resulted from the designation of one property as held for sale during 2015. The property was transferred to real estate held for sale at its fair value.
Office Properties and Equipment. Office properties and equipment increased $2.7 million, or 24.0%, to $13.9 million at September 30, 2015 from $11.2 million at September 30, 2014. The increase resulted from the purchase of a property in which one of our branches is housed. We had previously leased this branch space.
Cash Surrender Value of Life Insurance. The cash surrender value of bank-owned life insurance (“BOLI”), which provides us with a funding source for our employee benefit plan obligations, increased $424,000, to $13.2 million at September 30, 2015 from $12.7 million at September 30, 2014. We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies. BOLI also generally provides us other income that is non-taxable. Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses. At September 30, 2015, this limit was $17.2 million.
Deferred Taxes. Deferred taxes increased $1.8 million, or 32.3%, to $7.5 million at September 30, 2015 from $5.7 million at September 30, 2014. See "Comparison of Operating Results for the Years Ended September 30, 2015 and September 30, 2014 - Provision for Income Taxes" for a detailed discussion of management's analysis of the Company's deferred tax assets.
Deposits. Deposits increased $76.1 million, or 16.7%, to $531.0 million at September 30, 2015 from $454.9 million at September 30, 2014. Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $50.2 million, or 14.0%, to $408.8 million at September 30, 2015 from $358.6 million at September 30, 2014. Certificates of deposit and other time deposits increased $25.9 million, or 26.9%, to $122.3 million at September 30, 2015 from $96.4 million at September 30, 2014 as we increased our use of internet-listing service deposits by $32.0 million to $48.4 million at September 30, 2015 from $16.4 million at September 30, 2014.
Advances From Federal Home Loan Bank. Advances from Federal Home Loan Bank increased $1.0 million, to $18.0 million at September 30, 2015 from $17.0 million at September 30, 2014. Advances were used with deposits to fund the growth in the loan portfolio during 2015.
Total Stockholders' Equity. Total stockholders' equity decreased $7.7 million, or 8.9%, to $78.8 million at September 30, 2015 from $86.5 million at September 30, 2014. The decrease resulted from the repurchase of 740,813 shares of the Company's common stock during 2015 at a cost of $12.8 million, offset by net income of $3.5 million for 2015 and increases as a result of shares issued under the Company's equity incentive and ESOP plans and unrealized gain on available-for-sale securities.

Comparison of Operating Results for the Years Ended September 30, 2015 and September 30, 2014
General. Net income for the year ended September 30, 2015 was $3.5 million, compared to a net loss of $1.4 million for the year ended September 30, 2014, an increase of $5.0 million. The increase in net income was primarily due to an increase in net interest income of $2.1 million, an increase in income tax benefit of $730,000, an increase in non-interest income of $480,000 and a decrease in non-interest expense of $2.0 million, offset by an increase in provision for loan losses of $400,000.
Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 13.4%, to $20.8 million for the year ended September 30, 2015 from $18.3 million for the year ended September 30, 2014. Average interest-earning assets during the year ended September 30, 2015 increased $67.2 million, or 13.9%, to $550.9 million from $483.7 million for the year ended September 30, 2014. This increase was primarily the result of an increase in average loan balances offset by a decrease in average investment securities balances. The increase in average loan balances of $95.2 million, or 26.2%, to $459.3 million for the year ended September 30, 2015 from $364.1 million for the year ended September 30, 2014 resulted from our efforts to effectively grow our loan portfolio, in particular our commercial loans during 2015. The average yield on loans decreased by 31 basis points to 4.15% for the year ended September 30, 2015 from 4.46% for the year ended September 30, 2014, reflecting the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The average balance of investment securities decreased $17.5 million, or 17.3%, to $83.4 million for the year ended September 30, 2015 from $100.9 million for the year ended September 30, 2014 to fund growth in the loan portfolio. The average yield on investment securities increased by 5 basis points to 1.99% for the year ended September 30, 2015 from 1.94% for the year ended September 30, 2014 as we adjusted our portfolio mix by adding commercial mortgage-backed securities and corporate securities, which generally carry higher yields, while selling taxable municipal securities. The average yield also increased as a result of an increase in the duration of our investment portfolio during 2015, to 3.62 years at September 30, 2015 from 3.49 years at September 30, 2014.
Interest Expense. Total interest expense increased $322,000, or 19.7%, to $2.0 million for the year ended September 30, 2015 from $1.6 million for the year ended September 30, 2014.
Interest expense on deposit accounts increased $293,000, or 18.0%, to $1.9 million for the year ended September 30, 2015 from $1.6 million for the year ended September 30, 2014. The increase was primarily due to an increase in average deposits and interest-bearing liabilities to $531.2 million for the year ended September 30, 2015 compared to $455.3 million for the year ended September 30, 2014. Interest expense on deposit accounts also increased to a lesser extent as a result of an increase in our cost of funds of 2 basis points to 0.38% for the year ended September 30, 2015 from 0.36% for the year ended September 30, 2014.
Interest expense on Federal Home Loan Bank of Chicago advances increased $29,000 to $37,000 for the year ended September 30, 2015 from $8,000 for the year ended September 30, 2014. The average balance of advances increased by $21.0 million to $26.9 million for the year ended September 30, 2015 from $5.8 million for the year ended September 30, 2014. The cost of funds on advances was unchanged from 2014 to 2015.
Net Interest Income. Net interest income increased $2.1 million, or 12.8%, to $18.8 million for the year ended September 30, 2015 from $16.7 million for the year ended September 30, 2014. The average net loan balance increased by $95.2 million, or 26.2%, to $459.3 million for the year ended September 30, 2015 from $364.1 million for the year ended September 30, 2014 and the average interest bearing deposits increased by $50.0 million, or 13.4% to $421.8 million for the year ended September 30, 2015 from $371.8 million for the year ended September 30, 2014. We experienced a decrease in our interest rate spread to 3.40% for the year ended September 30, 2015 from 3.43% for the year ended September 30, 2014, and a decrease in our net interest margin to 3.42% for the year ended September 30, 2015 from 3.45% for the year ended September 30, 2014. The decrease in our interest rate spread and net interest margin reflected the effect of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $950,000 for the year ended September 30, 2015 and $550,000 for the year ended September 30, 2014. The increase in the provision for loan losses resulted from the growth in the loan portfolio during the year. The allowance for loan losses was $4.6 million, or 0.92% of total loans, at September 30, 2015 compared to $4.1 million, or 0.97% of total loans, at September 30, 2014. Total non-performing loans were $803,000 at September 30, 2015, compared to $1.4 million at September 30, 2014. As a percentage of non-performing loans, the allowance for loan losses was 572.6% at September 30, 2015 compared to 284.8% at September 30, 2014. Total classified loans were $3.8 million at September 30, 2015, compared to $4.1 million at September 30, 2014.
The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2015 and 2014, respectively.
Non-Interest Income. Non-interest income increased $480,000, or 7.7%, to $6.7 million for the year ended September 30, 2015 from $6.2 million for the year ended September 30, 2014. The increase in non-interest income was due primarily to increases in rental income from real estate operations of $290,000, gains on sales of loans of $234,000, and fees on deposit accounts of $113,000, offset by a decrease in servicing fee income of $329,000.
The increase in rental income from real estate operation resulted from receipt of payment from the tenant in the property which we have designated as real estate held for sale, buying out the remaining years of their lease. The increase in gain on sales of loans resulted from increased demand for fixed rate mortgages during the year which we sold into the secondary market. The increase in fees on deposit accounts resulted from the growth in our checking accounts. The decrease in servicing fee income resulted from increased amortization of originated mortgage servicing rights during the year as refinancing activity increased due to increased demand for fixed rate mortgages in the prolonged low interest rate environment.
Non-Interest Expense. Non-interest expense decreased $2.0 million, or 8.1%, to $23.0 million for the year ended September 30, 2015 from $25.0 million for the year ended September 30, 2014. During the year ended September 30, 2015, we closed one branch office, designated real estate held for investment as held for sale and bought out a service contract. The cost of these actions for the year ended September 30, 2015 was $1.6 million. During the year ended September 30, 2014, we sold an administrative building and a branch office and closed two additional branches. The cost of these actions for the year ended September 30, 2014 was $2.8 million. We believe that these actions have resulted in reducing current operating expenses and will result in reduced operating expenses in the future.
In addition, salaries and employee benefits expense increased $616,000. This increase was offset by decreases in other expenses of $460,000, occupancy expense of $371,000, FDIC insurance premiums of $199,000 and advertising expense of $173,000.
The increase in salaries and employee benefits expense resulted from expense related to the implementation of our equity incentive plan which was adopted in June 2014. The decrease in other expenses was the result of the expiration of service contracts which were not renewed. The decrease in occupancy expense was the result of the branch closings. The decrease in FDIC insurance premiums was a result of a reduction, late in fiscal 2014, of the rate the Bank is charged for deposit insurance due to the termination of our formal agreement with the OCC in December 2013. The decrease in advertising expense was the result of decreases in traditional advertising as we focus more of our efforts into more cost effective online and social media channels.

Provision for Income Taxes. Income tax benefit was $1.9 million for the year ended September 30, 2015 compared to a benefit of $1.2 million for the year ended September 30, 2014. The effective tax rate as a percent of pre-tax income (loss) was (117.2)% and 45.0% for the year ended September 30, 2015 and 2014, respectively. The benefit in 2015 was a result of the reversal of the valuation allowance on our deferred tax asset during the year ended September 30, 2015. See the detailed discussion below. The effective tax rate for the year ended September 30, 2014 was due to the impact of tax-exempt income on the effective rate calculation in a tax loss scenario.

We performed an evaluation of our deferred tax assets at September 30, 2015 and 2014. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. At September 30, 2015 and 2014, our deferred tax asset valuation allowance was $0 and $2.4 million, reducing our net deferred tax asset to $7.5 million and $5.7 million, respectively.
In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results.

The net deferred tax asset is the amount that we determined was more likely than not to be realized, based on an analysis of positive and negative evidence at September 30, 2015 and 2014. Negative evidence considered included our recent pre-tax losses and our relatively high level of net loan charge-offs, loan loss provisions and OREO losses from 2009 through 2014. Elevated levels of provision expense were the primary cause of the loss experience in those years. Our market area was negatively impacted by the economic recession, causing increases in unemployment and declines in real estate values that led to the need for charge-offs and provisions. As discussed in more detail below, we believe that our current loan portfolio and credit quality trends indicate that losses at levels similar to those incurred in the period 2008-2013 are unlikely. Therefore, we have assumed that our level of credit losses would not continue at the same rate as in the years ended December 31, 2009, 2010 and 2011, the nine months ended September 30, 2012 and the year ended September 30, 2013.

Positive evidence reviewed included our historical earnings performance prior to the recession and during the year just ended, our projected earnings forecast, significantly reduced levels of non-performing assets, loan loss provisions and net charge-offs in 2015, the reduction of credit risk in our loan portfolio, and potential use of tax strategies.

In developing our projected earnings forecast at September 30, 2015, we assumed gradual improvement in general economic conditions in the ensuing years. These assumptions are in line with both national and regional economic forecasts. Because management has undertaken aggressive efforts to resolve non-performing loans and has significantly revised our lending and credit administration policies to provide for better credit risk management, our estimates included credit losses at levels more comparable to 2014 and 2015 than those experienced in 2008 through 2013.

The positive evidence that led us to conclude that the income tax benefits of our deferred tax assets would be realized included:

•
We have been aggressive in our initiatives to reduce non-interest expenses, including branch closings and staff reductions. As a result, we have reduced non-interest expenses to $23.0 million for the year ended September 30, 2015 compared to $29.7 million for the year ended December 31, 2010. We expect that we will be able to maintain expenses at comparable levels to 2015 (after exclusion of the expenses related to the valuation allowance for real estate held for sale, branch realignment and buyout of a service contract, which are not expected to recur) over the next several fiscal years.

•
Based on improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were believed to be limited, to a large extent, to the years ended December 31, 2009, 2010 and 2011. Loan loss provisions were $950,000 for the year ended September 30, 2015 and $550,000 for the year ended September 30, 2014. We expect continued moderate levels of loan loss provisions in future years as the economy stabilizes and as a result of our efforts to reduce our credit risk, especially the resolution of non-performing assets. We have reduced non-performing assets to $1.1 million at September 30, 2015 from $36.0 million at December 31, 2009.

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

•	We have improved our core earnings through growth of net interest income resulting from the growth of our loan portfolio and the reductions in operating expenses discussed above.

•
We could surrender our bank-owned life insurance policies, which would result in taxable income of $6.5 million, and reinvest the proceeds in securities, which would further increase annual taxable income.

Based on our analysis at September 30, 2015 and September 30, 2014, including evidence related to the substantially reduced risk profile of the loan portfolio and our improved earnings forecasts (supported by the growth in net interest income and the reduction of operating expenses) we concluded that there is more positive evidence than negative regarding the utilization of our deferred tax asset and that the recorded deferred tax asset, with no valuation reserve required at September 30, 2015, and net of the recorded valuation reserve of $2.4 million at September 30, 2014, is realizable.
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

	For the Years Ended September 30,
	2015			2014			2013
	Audited
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets:
Loans	$459,334	$19,058	4.15%	$364,094	$16,248	4.46%	$355,867	$17,397	4.89%
Securities	83,420	1,656	1.99	100,927	1,955	1.94	74,060	1,460	1.97
Fed funds sold and other interest-earning deposits	8,127	66	0.81	18,701	119	0.64	24,431	101	0.41
Total interest-earning assets	550,881	20,780	3.77%	483,722	18,322	3.79%	454,358	18,958	4.17%
Noninterest-earning assets	70,184			69,446			93,044
Total assets	$621,065			$553,168			$547,402

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$82,524	—	—%	$77,646	—	—%	68,045	—	—%

Checking accounts	144,203	392	0.27	138,600	438	0.32	155,634	530	0.34
Passbook and statement savings	124,962	182	0.15	121,141	175	0.14	116,482	231	0.20
Variable rate money market	43,367	142	0.33	21,448	42	0.20	26,534	49	0.18
Certificates of deposit	109,269	1,206	1.10	90,638	974	1.07	97,872	1,264	1.29
Total interest bearing deposits	421,801	1,922	0.46	371,827	1,629	0.44	396,522	2,074	0.52
Total deposits	504,325	1,922	0.38	449,473	1,629	0.36	464,567	2,074	0.45

FHLB advances	26,856	37	0.14	5,807	8	0.14	—	—	—
Notes payable	—	—	—	—	—	—	653	47	7.20
Total deposits and interest-bearing liabilities	531,181	1,959	0.37%	455,280	1,637	0.36%	465,220	2,121	0.46%

Other liabilities	7,595			7,843			12,141
Total liabilities	538,776			463,123			477,361
Stockholders' equity	82,289			90,045			70,041
Total liabilities and stockholders' equity	$621,065			$553,168			$547,402

Net interest income		$18,821			$16,685			$16,837
Net interest rate spread			3.40%			3.43%			3.72%
Net interest-earning assets	$19,700			$28,442			$(10,862)
Net interest margin			3.42%			3.45%			3.71%
Average of interest-earning assets to interest-bearing liabilities			103.71%			106.25%			97.67%
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

	Years Ended September 30, 2015 vs. 2014			Years Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,827	$(1,017)	$2,810	$453	$(1,602)	$(1,149)
Securities	(351)	52	(299)	516	(21)	495
Fed funds sold and other interest-earning deposits	(100)	47	(53)	(13)	31	18
Total interest-earning assets	3,376	(918)	2,458	956	(1,592)	(636)

Interest-bearing liabilities:
NOW accounts	16	(62)	(46)	(60)	(32)	(92)
Passbook and statement savings	2	5	7	8	(64)	(56)
Variable rate money market	61	39	100	(16)	9	(7)
Certificates of deposit	204	28	232	(88)	(202)	(290)
FHLB advances	29	—	29	8	—	8
Notes payable	—	—	—	(47)	—	(47)
Total interest-bearing liabilities	312	10	322	(195)	(289)	(484)

Change in net interest income	$3,064	$(928)	$2,136	$1,151	$(1,303)	$(152)

Liquidity and Capital Resources
Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, proceeds from maturities and calls of securities and Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-earning demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $7.1 million and $5.1 million for the year ended September 30, 2015 and 2014, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $72.5 million and $62.0 million for the year ended September 30, 2015 and 2014, respectively. During the year ended September 30, 2015, we purchased $28.5 million and sold $27.7 million in securities held as available-for-sale, and during the year ended September 30, 2014, we purchased $25.7 million and sold $29.8 million in securities held as available-for-sale. Net cash provided by financing activities was $64.3 million for the year ended September 30, 2015, consisting primarily of increases in deposit accounts of $76.1 million and Federal Home Loan Bank advances of $1.0 million, partially offset by repurchases of the Company's common stock of $12.8 million. Net cash provided by financing activities was $26.8 million for the year ended September 30, 2014, consisting primarily of increases in deposit accounts of $14.0 million and Federal Home Loan Bank advances of $17.0 million, partially offset by repurchases of the Company's common stock of $4.1 million.
At September 30, 2015, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $64.2 million, or 10.01% of adjusted total assets, which is above the required level of $32.0 million, or 5.00%; common equity tier 1 risk-based capital of $64.2 million, or 12.25% of risk-weighted assets, which was above the required level of $34.0 million, or 6.50%; tier 1 risk-based capital of $64.2 million, or 12.25% of risk-weighted assets, which was above the required level of $41.9 million, or 8.00%; and total risk-based capital of $68.8 million, or 13.12% of risk-weighted assets, which was above the required level of $52.4 million, or 10.00%. At September 30, 2014, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $61.1 million, or 11.13% of adjusted total assets, which was above the required level of $27.5 million, or 5.00%; tier 1 risk-based capital of $61.1 million, or 15.17% of risk-weighted assets, which was above the required level of $24.2 million, or 6.00%; and total risk-based capital of $65.2 million, or 16.18% of risk-weighted assets, which was above the required level of $40.3 million, or 10.00%. Accordingly, Westbury Bank was categorized as well capitalized at September 30, 2015 and 2014, respectively. Management is not aware of any conditions or events since the most recent notification that would change our category.
At September 30, 2015, we had outstanding commitments to originate loans of $18.4 million and stand-by letters of credit of $884,000. We also had unused commercial lines of credit of $54.2 million and unused home equity lines of credit of $26.2 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2015 totaled $51.2 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
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
In order to monitor and manage interest rate risk, we use the economic value of equity at risk (“EVE”) methodology. This methodology calculates the difference between the market value, as measured by the present value of expected cash flows, of the Bank's assets and liabilities. The comparative scenarios assume immediate parallel shifts in the yield curve in increments of 100 basis point (bp) rate movements. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below. The model is run at least quarterly showing shocks from +300bp to -100bp, because a decline of greater than -100bp is currently highly unlikely in the current low interest rate environment. The Board of Directors and management review the methodology’s measurements on a quarterly basis.
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
The table below sets forth, as of September 30, 2015, the estimated changes in EVE that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Westbury Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2015
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points) (1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$81,428	$(4,867)	(5.64)%	13.69%	0.10%
+200	84,264	(2,031)	(2.35)	13.86	0.27
+100	86,585	290	0.34	13.93	0.34
0	86,295	—	—	13.59	—
-100	78,177	(8,118)	(9.41)	12.18	(1.41)

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at September 30, 2015, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 9.41% decrease in EVE. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 0.34% increase in EVE.
Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates. We believe that our level of interest rate risk is acceptable using this approach.

ITEM 8.	Financial Statements and Supplementary Data.
The Company’s Consolidated Financial Statements are presented in this Annual Report beginning on page F-1.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.
Changes in internal control over financial reporting.    There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of September 30, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 1992. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2015 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

ITEM 9B.	Other Information.
None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated herein by reference to "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders on February 17, 2016 ("the 2016 Annual Meeting Proxy Statement").

ITEM 11.	Executive Compensation.
Information in response to this item is incorporated by reference to "Executive Officer Compensation," "Outstanding Equity Awards at Fiscal Year End," "Stock Benefit Plan," and "Director Compensation" in the 2016 Annual Meeting Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated herein by reference to "Security Ownership of Certain Beneficial Owners" in the 2016 Annual Meeting Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of September 30, 2015 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (1)
Equity compensation plans approved by stockholders	406,409	15.68	107,845
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	406,409	15.68	107,845
(1) Includes unexercised options and unissued restricted shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated herein by reference to "Board and Committee Independence" and "Transactions With Certain Related Persons" in the 2016 Annual Meeting Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services.
Information in response to this item is incorporated by reference to “Independent Registered Public Accounting Firm” in the 2016 Annual Meeting Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets – September 30, 2015 and 2014;

(C)	Consolidated Statements of Operations for the years ended September 30, 2015 and 2014;

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2015 and 2014;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2015 and 2014;

(F)	Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**

4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*

10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*

10.4	Employment Agreement between Westbury Bank and Raymond F. Lipman****

10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich***

10.6	Employment Agreement between Westbury Bank and Greg J. Remus****

10.7	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*

21	Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income(Loss) for the years ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K filed on December 9, 2014.

***	Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

****	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2015.

EXHIBIT INDEX

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*
10.3	Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*
10.4	Employment Agreement by and between Westbury Bank and Raymond F. Lipman****
10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich***
10.6	Employment Agreement between Westbury Bank and Greg J. Remus****
10.7	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
21	Subsidiaries*
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and 2014, (ii) the Consolidated Statements of Income for the year ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the year ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the year ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the year ended September 30, 2015 and 2014, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K filed on December 9, 2014.

***	Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

****	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2015.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westbury Bancorp, Inc.

		By:	/s/ Greg J. Remus
Date:	December 10, 2015		Greg J. Remus
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Raymond F. Lipman	Chairman of the Board	December 10, 2015
Raymond F. Lipman

/s/ Greg J. Remus	President and Chief Executive Officer (Principal Executive Officer)	December 10, 2015
Greg J. Remus

/s/ Kirk J. Emerich	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 10, 2015
Kirk J. Emerich

/s/ Russell E. Brandt	Director	December 10, 2015
Russell E. Brandt

/s/ William D. Gehl	Director	December 10, 2015
William D. Gehl

/s/ Andrew J. Gumm	Director	December 10, 2015
Andrew J. Gumm

/s/ James L. Mohr	Director	December 10, 2015
James L. Mohr

/s/ Rondi Rohr-Dralle	Director	December 10, 2015
Rondi Rohr-Dralle

/s/ James A. Spella	Director	December 10, 2015
James A. Spella

/s/ Terry Wendorff	Director	December 10, 2015
Terry Wendorff

/s/ J.J. Ziegler	Director	December 10, 2015
J.J. Ziegler

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Westbury Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 10, 2015

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
September 30, 2015 and 2014
(In Thousands, except share data)

	September 30, 2015	September 30, 2014
Assets
Cash and due from banks	$9,963	$9,369
Interest-earning deposits	6,525	8,239
Cash and cash equivalents	16,488	17,608

Securities available-for-sale	80,286	90,346
Securities held to maturity, at amortized cost ($2,490 fair value at September 30, 2015)	2,459	—
Loans held for sale, at lower of cost or fair value	431	326
Loans, net of allowance for loan losses of $4,598 and $4,072 at September 30, 2015 and 2014, respectively	493,425	416,874
Federal Home Loan Bank stock, at cost	3,350	2,670
Foreclosed real estate	283	2,355
Real estate held for investment	2,047	3,763
Real estate held for sale	882	—
Office properties and equipment, net	13,867	11,181
Cash surrender value of life insurance	13,167	12,742
Mortgage servicing rights	1,210	1,624
Deferred taxes	7,546	5,702
Other assets	3,488	3,504

Total assets	$638,929	$568,695

Liabilities and Stockholders' Equity
Liabilities
Deposits	$531,020	$454,928
Advances from Federal Home Loan Bank	18,000	17,000
Advance payments by borrowers for property taxes and insurance	5,382	5,869
Other liabilities	5,715	4,411
Total liabilities	560,117	482,208
Commitments and Contingencies (Notes 8, 9 11, 16, 18 and 19)

Stockholders' Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,341,114 and 5,346,206 shares issued at September 30, 2015 and 2014, respectively	53	53
Additional paid-in capital	50,145	49,164
Retained earnings	48,714	45,190
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,548)	(3,754)
Accumulated other comprehensive income (loss)	352	(46)
Less common stock repurchased, 1,012,109 and 271,296 shares at cost, at September 30, 2015 and 2014, respectively	(16,904)	(4,120)
Total stockholders' equity	78,812	86,487

Total liabilities and stockholders' equity	$638,929	$568,695

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended September 30, 2015 and 2014
(In Thousands, except per share data)

	2015	2014
Interest and dividend income:
Loans	$19,058	$16,248
Investments - nontaxable	62	79
Investments - taxable	1,594	1,876
Interest bearing deposits	66	119
Total interest and dividend income	20,780	18,322
Interest expense:
Deposits	1,922	1,629
Advances from the Federal Home Loan Bank	37	8
Total interest expense	1,959	1,637
Net interest income before provision for loan losses	18,821	16,685
Provision for loan losses	950	550
Net interest income after provision for loan losses	17,871	16,135
Non-interest income:
Service fees on deposit accounts	4,302	4,189
Gain on sales of loans, net	448	214
Servicing fee income, net of amortization and impairment	70	399
Insurance and securities sales commissions	296	322
Gain on sales of securities	96	73
Gain (loss) on sales of branches and other assets	7	(67)
Increase in cash surrender value of life insurance	424	384
Rental income from real estate operations	911	621
Other income	170	109
Total non-interest income	6,724	6,244
Non-interest expense:
Salaries and employee benefits	9,862	9,246
Commissions	263	242
Occupancy	1,331	1,702
Furniture and equipment	480	490
Data processing	3,219	3,301
Advertising	196	369
Real estate held for investment	440	526
Net loss from operations and sale of foreclosed real estate	818	835
FDIC insurance premiums	419	618
Valuation loss on real estate held for sale	975	2,209
Branch realignment	251	619
Buyout of service contract	350	—
Other expenses	4,369	4,829
Total non-interest expense	22,973	24,986
Income (loss) before income tax benefit	1,622	(2,607)
Income tax benefit	(1,902)	(1,172)
Net income (loss)	$3,524	$(1,435)
Earnings (loss) per share:
Basic	0.85	(0.31)
Diluted	0.85	(0.31)

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Years Ended September 30, 2015 and 2014
(In Thousands)

	2015	2014
Net income (loss)	$3,524	$(1,435)

Other comprehensive income, before tax:
Unrealized gains on available-for-sale securities	752	1,227
Reclassification adjustment for realized gains included in net income	(96)	(73)
Other comprehensive income, before tax	656	1,154
Income tax expense related to items of other comprehensive income	(258)	(440)
Other comprehensive income, net of tax	398	714
Comprehensive income (loss)	$3,922	$(721)

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years Ended September 30, 2015 and 2014
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2013	$—	$51	$48,800	$46,625	$(4,114)	$(760)	$—	$90,602

Net loss	—	—	—	(1,435)	—	—	—	(1,435)
Other comprehensive income, net of tax	—	—	—	—	—	714	—	714
Repurchase of 271,296 shares of common stock	—	—	—	—	—	—	(4,120)	(4,120)
Issuance of 203,665 shares of restricted stock	—	2	(2)	—	—	—	—	—
Stock based compensation expense	—	—	214	—	—	—	—	214
Allocation, or commitment to be allocated, of 20,570 shares by ESOP	—	—	152	—	360	—	—	512

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	(4,120)	$86,487

Net income	$—	$—	$—	$3,524	$—	$—	$—	$3,524
Other comprehensive income, net of tax	—	—	—	—	—	398	—	398
Repurchase of 740,813 shares of common stock	—	—	—	—	—	—	(12,784)	(12,784)
Stock based compensation expense	—	—	809	—	—	—	—	809
Allocation, or commitment to be allocated, of 20,570 shares by ESOP	—	—	172	—	206	—	—	378

Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2015 and 2014
(In Thousands)

	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$3,524	$(1,435)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for loan losses	950	550
Depreciation and amortization	793	857
Net amortization of securities premiums and discounts	497	617
Amortization and impairment of mortgage servicing rights	416	208
Capitalization of mortgage servicing rights	(2)	(1)
Gain on sales of available-for-sale securities	(96)	(73)
(Gain) loss on sales of branches and other assets	(7)	67
Write-down of real estate held-for-sale	975	—
Loss on sale of real estate held-for-sale	—	2,209
Proceeds from real estate held-for-sale	—	2,497
Loss on sale of foreclosed real estate	17	146
Write-down of foreclosed real estate	609	397
Loans originated for sale	(29,283)	(12,596)
Proceeds from sale of loans	29,626	13,512
Gain on sale of loans, net	(448)	(214)
ESOP compensation expense	378	320
Stock based compensation expense	809	214
Deferred income taxes	(2,102)	(1,147)
Increase in cash surrender value of life insurance	(424)	(384)
Net change in:
Prepaid FDIC insurance assessment	2	66
Other assets	20	269
Other liabilities and advance payments by borrowers for property taxes and insurance	867	(989)
Net cash provided by operating activities	7,121	5,090

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(28,454)	(25,667)
Proceeds from sales of securities available-for-sale	27,687	29,767
Proceeds from maturities, prepayments, and calls of securities available-for-sale	11,082	11,869
Purchase of securities held-to-maturity	(3,025)	—
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	566	—
Purchase of real estate held for investment	(19)	(5)
Net change in FHLB stock	(680)	—
Net increase in loans	(78,020)	(77,745)
Purchases of office properties and equipment	(3,651)	(2,089)
Proceeds from sales of foreclosed real estate	1,965	1,893
Net cash used in investing activities	(72,549)	(61,977)

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2015 and 2014
(In Thousands)
Continued

	2015	2014
Cash Flows From Financing Activities
Net increase in deposits	76,092	13,950
Increase in overnight FHLB borrowings	1,000	17,000
Repurchase of common stock	(12,784)	(4,120)
Net cash provided by financing activities	64,308	26,830

Net decrease in cash and cash equivalents	(1,120)	(30,057)

Cash and cash equivalents at beginning	17,608	47,665

Cash and cash equivalents at end	$16,488	$17,608

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,957	$1,663

Supplemental Schedules of Noncash Operating and Investing Activities
Loans receivable transferred to foreclosed real estate	$519	$3,101
Real estate held for investment transferred to real estate held for sale	1,610	2,255
Office properties and equipment transferred to real estate held for sale	247	2,451
See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 1.Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Westbury Bancorp, Inc. (the Company) is a Maryland savings and loan holding company headquartered in West Bend, Wisconsin and provides a variety of financial services to individuals and small businesses throughout Southeastern Wisconsin. The Company owns 100% of the stock of Westbury Bank (the Bank). The Bank's primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are consumer, commercial and residential mortgage loans. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Organization and principles of consolidation:  The consolidated financial statements include the accounts of the Company and the Bank.  The financial statements of the Bank include the accounts of its wholly-owned subsidiary, CRH, Inc., a Wisconsin real estate holding company. The financial statements of the Bank also include one wholly-owned limited liability corporation (LLC) formed to own certain of the Bank’s foreclosed properties. All significant intercompany balances and transactions have been eliminated in consolidation.

Jumpstart Our Business Startups Act: The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering, which occurred on April 9, 2013.

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

Securities: Unless classified as "held-to-maturity", all securities are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect. Securities are classified as "held-to-maturity" and recorded at amortized cost when management has the ability and intent to hold the securities to maturity.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the Company’s own loss experience over the most recent seventeen quarters, adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience and other elements of the Company’s lending operations.

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

Real estate held for investment/sale: Real estate held for investment consists of rental properties. Rental properties are carried at the lower of cost less provisions for depreciation computed by the straight-line method over the estimated life of the property. Rental revenue is recognized on a straight-line basis over the term of the lease unless another systemic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property, or fair value less costs to sell. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets in the accompanying consolidated balance sheets.

A property is considered held for sale when a contract for sale is entered into or when management has committed to a plan to sell an asset, the asset is actively marketed, and sale is expected to occur within one year. Property reported as held for sale is reported at the lower of the carrying amount or fair value less costs to sell and is not depreciated.

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

Stock-based compensation: The Company accounts for its equity awards in accordance with ASC Topic 718.  ASC Topic 718 requires public companies to recognize compensation expense related to stock-based equity awards in their income statements.  See Note 14 below for more information.

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

Reclassification: Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation. These reclassifications had no effect on net income or loss.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 2.    Cash and Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank, based upon a percentage of certain deposits. These required reserve balances totaled approximately $12,038 and $642 at September 30, 2015 and 2014, respectively.

Note 3.    Investment Securities

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	39,380	456	(144)	39,692
U.S. Government agency collateralized mortgage obligations	1,963	18	(40)	1,941
U.S. Government agency commercial mortgage-backed securities	13,993	121	(15)	14,099
Municipal securities	21,494	222	(49)	21,667
Corporate bonds	2,852	12	(2)	2,862
Total Available for Sale	79,706	830	(250)	80,286
Held to Maturity
Municipal securities	2,459	31	—	2,490
Total Investment Securities	$82,165	$861	$(250)	$82,776

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Available for Sale
U.S. Government and agency securities	$5,250	$—	$(71)	$5,179
U.S. Government agency residential mortgage-backed securities	37,144	389	(337)	37,196
U.S. Government agency collateralized mortgage obligations	3,458	30	(56)	3,432
U.S. Government agency commercial mortgage-backed securities	10,835	11	(94)	10,752
Municipal securities	33,735	280	(228)	33,787
Corporate bonds	—	—	—	—
Total Available for Sale	90,422	710	(786)	90,346
Held to Maturity
Municipal securities	—	—	—	—
Total Investment Securities	$90,422	$710	$(786)	$90,346

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The amortized cost and fair value of investment securities, by contractual maturity at September 30, 2015, are shown in the following table. Actual maturities differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not presented in the maturity categories in the table below.

	September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Available for sale:
Due in one year or less	$1,361	$1,364
Due after one year through five years	9,270	9,386
Due after five years through ten years	13,232	13,309
Due after ten years	507	495
U.S. Government agency collateralized mortgage obligations	1,963	1,941
U.S. Government agency residential mortgage-backed securities	39,380	39,692
U.S. Government agency commercial mortgage-backed securities	13,993	14,099
	$79,706	$80,286
Held to maturity:
Due in one year or less	166	166
Due after one year through five years	690	693
Due after five years through ten years	954	970
Due after ten years	649	661
	2,459	2,490
Total	$82,165	$82,776

Proceeds from sales of securities available-for-sale during the years ended September 30, 2015 and 2014 were $27,687 and $29,767, respectively. Gross realized gains, during the years ended September 30, 2015 and 2014, on these sales amounted to $174 and $304, respectively. Gross realized losses on these sales were $78 and $231 during the years ended September 30, 2015 and 2014, respectively.

Securities with carrying values of $2,929 and $3,872 at September 30, 2015 and September 30, 2014, respectively, were pledged for purposes required or permitted by law.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	7,270	(59)	6,168	(85)	13,438	(144)
U.S. Government agency collateralized mortgage obligations	—	—	627	(40)	627	(40)
U.S. Government agency commercial mortgage-backed securities	3,511	(15)	—	—	3,511	(15)
Municipal securities	3,661	(45)	151	(4)	3,812	(49)
Corporate Bonds	510	(2)	—	—	510	(2)
	$14,952	$(121)	$6,946	$(129)	$21,898	$(250)

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)
U.S. Government and agency securities	$—	$—	$5,179	$(71)	$5,179	$(71)
U.S. Government agency residential mortgage-backed securities	9,617	(54)	13,075	(283)	22,692	(337)
U.S. Government agency collateralized mortgage obligations	—	—	891	(56)	891	(56)
U.S. Government agency commercial mortgage-backed securities	6,235	(73)	1,033	(21)	7,268	(94)
Municipal securities	3,046	(8)	13,621	(220)	16,667	(228)
Corporate Bonds	—	—	—	—	—	—
	$18,898	$(135)	$33,799	$(651)	$52,697	$(786)

At September 30, 2015, the investment portfolio included 9 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 22 securities which had been in unrealized loss positions for less than twelve months. At September 30, 2014, the investment portfolio included 63 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 25 securities which had been in unrealized loss positions for less than twelve months. These securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary. In addition, the Company does not intend to sell these investment securities for a period of time sufficient to allow for anticipated recovery. The Company does not have any current requirement to sell its investment in the issuer prior to any anticipated recovery in fair value.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 4.	Loans
A summary of the balances of loans follows:

	September 30, 2015	September 30, 2014
	(In thousands)
Real Estate:
Single Family	$153,141	$135,337
Multifamily	105,750	76,396
Commercial real estate	162,957	135,121
Construction and land development	18,831	16,362
Total Real Estate	440,679	363,216
Commercial Business	38,200	37,675

Consumer:
Home equity lines of credit	14,881	14,275
Education	4,106	4,694
Other	523	1,321
Total Consumer	19,510	20,290

Total Loans	498,389	421,181
Less:
Net Deferred Loan Fees	366	235
Allowance for Loan Losses	4,598	4,072
Net Loans	$493,425	$416,874

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and September 30, 2014:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2015	Current	Past Due	Past Due	or More	Total
	(In thousands)
Single family	$152,245	$473	$83	$340	$153,141
Multifamily	105,750	—	—	—	105,750
Commercial real estate	162,957	—	—	—	162,957
Construction and land development	18,827	4	—	—	18,831
Commercial business	38,200	—	—	—	38,200
Consumer and other:
Home equity lines of credit	14,691	—	—	190	14,881
Education	3,782	79	—	245	4,106
Other	523	—	—	—	523
	$496,975	$556	$83	$775	$498,389

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2014	Current	Past Due	Past Due	or More	Total
	(In thousands)
Single family	$133,102	$1,623	$162	$450	$135,337
Multifamily	76,396	—	—	—	76,396
Commercial real estate	134,584	178	163	196	135,121
Construction and land development	16,362	—	—	—	16,362
Commercial business	37,653	—	—	22	37,675
Consumer and other:
Home equity lines of credit	13,918	228	—	129	14,275
Education	4,502	28	44	120	4,694
Other	1,319	—	—	2	1,321
	$417,836	$2,057	$369	$919	$421,181

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

There were no loans past due ninety days or more still accruing interest as of September 30, 2015 and September 30, 2014.

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
	(In thousands)
Single family	$340	$791
Multifamily	—	—
Commercial real estate	—	350
Construction and land development	—	—
Commercial business	—	22
Consumer and other:
Home equity lines of credit	203	145
Education	260	120
Other	—	2
	$803	$1,430

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends. Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch, special mention, substandard and doubtful generally receive a review quarterly.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2015 and 2014:

September 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Single family	$150,421	$1,135	$—	$1,585	$—	$153,141
Multifamily	103,117	2,633	—	—	—	105,750
Commercial real estate	159,104	3,136	410	307	—	162,957
Construction and land development	18,831	—	—	—	—	18,831
Commercial business	36,561	—	—	1,639	—	38,200
Consumer and other:
Home equity lines of credit	14,636	—	—	245	—	14,881
Education	4,106	—	—	—	—	4,106
Other	523	—	—	—	—	523
Total	$487,299	$6,904	$410	$3,776	$—	$498,389

September 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Single family	$132,067	$1,317	$118	$1,835	$—	$135,337
Multifamily	73,876	1,915	445	160	—	76,396
Commercial real estate	126,319	6,117	858	1,827	—	135,121
Construction and land development	16,357	—	—	5	—	16,362
Commercial business	34,112	3,459	—	104	—	37,675
Consumer and other:
Home equity lines of credit	14,088	—	—	187	—	14,275
Education	4,694	—	—	—	—	4,694
Other	1,319	—	—	2	—	1,321
	$402,832	$12,808	$1,421	$4,120	$—	$421,181

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended September 30, 2015 and 2014:

Year Ended			Commercial	Construction and	Commercial	Consumer
September 30, 2015	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	240	355	271	29	36	19	950
Loans charged-off	(257)	(99)	(115)	—	(14)	(26)	(511)
Recoveries	18	—	36	—	22	11	87
Ending balance	$1,073	$1,013	$1,604	$330	$498	$80	$4,598

Period-ended amount allocated for:
Individually evaluated for impairment	$22	—	$—	$—	$—	$55	$77
Collectively evaluated for impairment	1,051	1,013	1,604	330	498	25	4,521
Ending Balance	$1,073	$1,013	$1,604	$330	$498	$80	$4,598

Loans:
Individually evaluated for impairment	$1,595	$1,832	$—	$—	$—	$225	$3,652
Collectively evaluated for impairment	151,546	103,918	162,957	18,831	38,200	19,285	494,737
Ending Balance	$153,141	$105,750	$162,957	$18,831	$38,200	$19,510	$498,389

Year Ended			Commercial	Construction and	Commercial	Consumer
September 30, 2014	Single Family	Multifamily	Real Estate	Land Development	Business	and Other	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,873	$165	$1,501	$374	$211	$142	$4,266
Provision for loan losses	(92)	588	130	(83)	359	(352)	550
Loans charged-off	(870)	—	(254)	—	(159)	(53)	(1,336)
Recoveries	161	4	35	10	43	339	592
Ending balance	$1,072	$757	$1,412	$301	$454	$76	$4,072

Period-ended amount allocated for:
Individually evaluated for impairment	$40	—	$38	$—	$—	58	$136
Collectively evaluated for impairment	1,032	757	1,374	301	454	18	3,936
Ending Balance	$1,072	$757	$1,412	$301	$454	$76	$4,072

Loans:
Individually evaluated for impairment	$1,734	$1,915	$630	$—	$—	$203	$4,482
Collectively evaluated for impairment	133,603	74,481	134,491	16,362	37,675	20,087	416,699
Ending Balance	$135,337	$76,396	$135,121	$16,362	$37,675	$20,290	$421,181

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present additional detail of impaired loans, segregated by segment, as of and for the years ended September 30, 2015 and 2014. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans. The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2015	Balance	Investment	Allocated	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Single family	$1,314	$1,183	$—	$1,275	$47
Multifamily	1,913	1,832	—	1,874	80
Commercial real estate	—	—	—	422	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	271	170	—	202	—

With an allowance recorded:
Single family	412	412	22	351	14
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	33	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	55	55	55	57	3
	$3,965	$3,652	$77	$4,214	$144

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2014	Balance	Investment	Allocated	Investment	Recognized
	(In thousands)
With no related allowance recorded:
Single family	$1,832	$1,415	$—	$1,777	$46
Multifamily	2,026	1,915	—	3,121	85
Commercial real estate	499	466	—	1,309	33
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	253	145	—	119	—

With an allowance recorded:
Single family	319	319	40	507	1
Multifamily	—	—	—	68	—
Commercial real estate	164	164	38	108	—
Construction and land development	—	—	—	38	—
Commercial business	—	—	—	—	—
Consumer and other	58	58	58	60	3
	$5,151	$4,482	$136	$7,107	$168

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following is a summary of troubled debt restructured loans (TDRs) at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
	(In thousands)
Troubled debt restructurings - accrual	$3,134	$3,507
Troubled debt restructurings - nonaccrual	—	195
	$3,134	$3,702

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

There were no loans modified in a TDR during the year ended September 30, 2015. During the year ended September 30, 2014, three single family loans totaling $601 were modified in a TDR.

There were no re-defaults of TDR loans that occurred during the years ended September 30, 2015 and 2014.

Certain of the Bank’s directors and executive officers are loan customers of the Bank. As of September 30, 2015 and 2014, loans of approximately $3,334 and $4,653, respectively, were outstanding to such parties. These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

	Years Ended September 30,
	2015	2014
	(In thousands)
Balance, beginning	$4,653	$5,421
New loans originated	1,629	1,187
Draws on lines of credit	222	1,537
Principal repayments	(3,170)	(3,492)
Balance, ending	$3,334	$4,653
.

Note 5.	Foreclosed Real Estate
An analysis of foreclosed real estate is as follows:

	Years Ended September 30,
	2015	2014
	(In thousands)
Balance, beginning	$2,355	$1,690
Transfer of loans	519	3,101
Writedown to realizable value	(609)	(397)
Proceeds on sale	(1,965)	(1,893)
Loss on sale	(17)	(146)
Balance, ending	$283	$2,355

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 6.	Mortgage Servicing Rights
Loans serviced for others approximated $160,812 and $204,929 at September 30, 2015 and 2014, respectively. These loans are not reflected in the accompanying consolidated financial statements and were sold without recourse, with the exception of approximately $18,828 and $24,780 at September 30, 2015 and 2014, respectively, which were sold to the FHLB with limited recourse (see Note 16).

	Years Ended September 30,
	2015	2014
	(In thousands)
Mortgage servicing rights:
Balance at beginning of year	$1,784	$2,152
Additions	2	1
Disposals	—	—
Amortization	(471)	(369)
Balance at end of year	1,315	1,784

Valuation allowances:
Balance at beginning of year	160	321
Additions	—	—
Reductions	(55)	(161)
Write-downs	—	—
Balance at end of year	105	160

Mortgage servicing rights, net	$1,210	$1,624

The fair value of mortgage servicing rights was $1,210 and $1,624 as of September 30, 2015 and 2014, respectively. The fair value of servicing rights was determined using the following assumptions as of:

	September 30,	September 30,
	2015	2014

Discount rates	10.5 to 11.0%	10.5 to 11.0%
Prepayment speed range	11.4 to 31.7	11.1 to 21.5
Weighted average default rate	0.83%	0.84%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 7.	Office Properties and Equipment
The components of office properties and equipment are as follows:

	September 30,	September 30,
	2015	2014
	(In thousands)
Land and land improvements	$4,970	$3,941
Office buildings and improvements	13,951	12,274
Furniture and equipment	4,066	3,696
Leasehold improvements	191	271
Future expansion sites	—	310
	23,178	20,492
Less accumulated depreciation and amortization	(9,311)	(9,311)

	$13,867	$11,181

Depreciation and amortization expense of approximately $668 and $698 on office properties and equipment is included in furniture and equipment and occupancy expenses for the years ended September 30, 2015 and 2014, respectively.

The Company leases, to various tenants, space in certain of its office properties under noncancelable operating leases. Gross rental income was $138 and $173 for the years ended September 30, 2015 and 2014, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,
(In thousands)
2016	$134
2017	123
2018	102
2019	95
2020	5
Thereafter	—

$459

The Company and certain subsidiaries are obligated under noncancelable operating leases for other facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. Total rent expense was approximately $305 and $405 for the years ended September 30, 2015 and 2014, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,
(In thousands)
2016	$105
2017	93
2018	50
2019	39
2020	27
Thereafter	—

$314

The leases contain options to extend for periods of generally five years.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

During each of 2015 and 2014, the Company designated one property as held for sale that had previously been reported as office properties and equipment. The properties were transferred to real estate held for sale at fair value. See Note 9 for additional information.

Note 8.	Real Estate Held for Investment
The following table presents real estate held for investment as of:

	September 30,	September 30,
	2015	2014
	(In thousands)
Office properties and improvements	$3,393	$5,296
Less-accumulated depreciation and amortization	(1,346)	(1,533)

	$2,047	$3,763

Depreciation expense of $125 and $159 on real estate held for investment is included in real estate held for investment expense for the year ended September 30, 2015 and 2014, respectively.

The Company leases, to various tenants, office properties classified as real estate held for investment, under noncancelable operating leases. Original lease terms range from 3 to 10 years. Gross rental income was $733 and $383 for the year ended September 30, 2015 and 2014, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,
(In thousands)
2016	$232
2017	204
2018	67
2019	5
2020	—
Thereafter	—

$508

The Company and certain subsidiaries are obligated under a noncancelable operating lease for land which pertain to real estate held for investment. The lease provides for increased rentals based upon increases in cost of living adjustments and other operating costs. The original lease term was 50 years. Total rent expense was approximately $106 and $103 for the year ended September 30, 2015 and 2014, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,
(In thousands)
2016	$106
2017	110
2018	113
2019	120
2020	124
Thereafter	7,328

$7,901

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

During 2015, the Company designated one property as held for sale that had previously been reported as real estate held for investment. The property was transferred to real estate held for sale at its fair value. See Note 9 for additional information.

Note 9. Real Estate Held for Sale and Branch Closings

During the year ended September 30, 2015, the Company designated two office properties as available for sale. One property was transferred from real estate held for investment at its fair value and the other was transferred from office properties and equipment at its fair value. A valuation allowance of $975 was established at the time of transfer and reported as valuation loss on real estate held for sale in the statement of operations for the year ended September 30, 2015.

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

During the year ended September 30, 2015, the Company closed one branch office which was operated in a leased facility. The total expenses of $251 for lease buyouts, write-off of undepreciated leasehold improvements and severance pay for the year ended September 30, 2015 were included in branch realignment expense in the statement of operations for the year ended September 30, 2015.

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

Note 10. Deposits

The following table presents the composition of deposits as of:

	September 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Negotiable order for withdrawal accounts:
Non-interest bearing	$101,486	19.11%	$77,790	17.10%
Interest bearing	131,968	24.85%	132,925	29.22%
	233,454	43.96%	210,715	46.32%

Passbook and Statement Savings	127,431	24.00%	122,227	26.87%
Variable Rate Money Market Accounts	47,876	9.02%	25,615	5.63%
Certificates of Deposit	122,259	23.02%	96,371	21.18%
	$531,020	100.00%	$454,928	100.00%

Certificate accounts equal to or greater than one hundred thousand dollars totaled $64,155 and $34,853 as of September 30, 2015 and 2014, respectively. Of these amounts, $8,775 and $5,602 are equal to or greater than two hundred fifty thousand dollars as of September 30, 2015 and 2014, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

A summary of certificate accounts by scheduled maturity is as follows:

September 30,
2015
(In thousands)
2016	$51,150
2017	25,393
2018	17,820
2019	15,697
2020	12,199

$122,259

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

Advances are generally secured by a security agreement pledging a portion of the Bank’s residential real estate loans. Pledged real estate mortgages and home equity lines of credit had a carrying value of $150,226 and $136,476 as of September 30, 2015, and September 30, 2014, respectively.

Advances from the Federal Home Loan Bank were as follows as of September 30, 2015 and 2014:

	September 30,
	2015		2014
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Overnight advances	$18,000	0.13%	$17,000	0.13%

Note 12. Regulatory Capital

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

The OCC's prompt corrective action standards also changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Bank meets all these new requirements, including the full capital conservation buffer.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are as follows:

At September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CET1 capital (to risk-weighted assets)
Westbury Bank	$64,155	12.25%	$23,567	4.50%	$34,041	6.50%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	64,155	12.25%	31,423	6.00%	41,897	8.00%
Total capital (to risk-weighted assets)
Westbury Bank	68,753	13.12%	41,923	8.00%	52,403	10.00%
Leverage (to adjusted total assets)
Westbury Bank	64,155	10.01%	25,636	4.00%	32,045	5.00%

At September 30, 2014
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)
Westbury Bank	$65,181	16.18%	$32,228	8.00%	$40,285	10.00%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	61,109	15.17%	16,113	4.00%	24,170	6.00%
Tier 1 capital (to adjusted total assets)
Westbury Bank	61,109	11.13%	21,962	4.00%	27,452	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of September 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
	(In thousands)
Stockholder's equity of the Bank	$70,976	$67,529
Less: Disallowed servicing assets	—	(162)
Unrealized (gain) loss on securities	(352)	33
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(3,173)	(2,995)
Tier 1, CET1 and leverage capital	64,155	61,109
Plus: Allowable general valuation allowances	4,598	4,072
Total capital	$68,753	$65,181

Note 13. Employee Benefit Plans

The Bank maintains a contributory, defined-contribution profit-sharing plan (the "Plan") for all employees meeting certain minimum age and service requirements. The Plan qualifies under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation (between 2 percent and 10 percent) and contribute this amount to the Plan. A discretionary contribution is made each year as determined annually by the Board of Directors. The contribution is allocated to each participant based on his or her compensation. The aggregate benefit payable to any employee is dependent upon his or her

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

rate of contribution, the earnings of the Plan assets, and the length of time such employee has been a participant in the Plan. The expense related to this Plan was $171 and $176 for the years ended September 30, 2015 and 2014, respectively.

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During each of 2015 and 2014, 20,570 shares were committed to be released resulting in ESOP compensation expense of $378 and $320 for the years ended September 30, 2015 and 2014, respectively.

The ESOP shares as of September 30 were as follows:

	September 30, 2015	September 30, 2014

Shares allocated to active participants	34,132	20,570
Shares committed to be released	15,428	15,428
Unallocated shares	354,835	375,405
Total ESOP shares	404,395	411,403
Fair value of unallocated shares	$6,323	$5,650

Note 14. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Years Ended September 30,
	2015	2014
	(In thousands)
Total cost of stock grant plan during the year	$614	$165
Total cost of stock option plan during the year	195	49
Total cost of share-based payment plans during the year	$809	$214

Amount of related income tax benefit recognized in income	$317	$84

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issue of up to 203,665 restricted stock awards and up to 509,162 stock options. As of September 30, 2015 there were 5,092 restricted stock awards and 102,753 options available for future grants.

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

The following table summarizes stock options outstanding for the year ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2014	326,224	$15.20
Granted	89,729	17.37
Exercised	—	—
Expired or canceled	—	—
Forfeited	(9,544)	15.20
Options outstanding as of September 30, 2015	406,409	$15.68	8.98	$872
Options exercisable as of September 30, 2015	65,244	$15.20	8.75	$171

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Since the Company's stock has traded for less than three years, expected volatility is based on the average volatility of an index of publicly-traded, small community bank stocks and the expectations of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. SInce options were first awarded in June 2014 and the Company has not yet had options exercised by participants in the plan, the expected life of options is estimated based on the assumption that options will be exercised evenly throughout their life after vesting and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the years ended September 30, 2015 and 2014:

	For the Years Ended September 30,
	2015	2014
Risk-free interest rate	2.09%	2.10%
Expected volatility	7.44%	9.49%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the year	$2.94	$2.82

The total intrinsic value of options exercised during the years ended September 30, 2015 and 2014 was $0 and $0, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following is a summary of changes in restricted shares and units for the year ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares and Units Outstanding at September 30, 2014	203,665	$15.20
Granted	—	—
Vested	(40,521)	15.20
Forfeited	(5,092)	15.20
Shares and Units Outstanding at September 30, 2015	158,052	$15.20

The total intrinsic value of restricted shares that vested during the years ended September 30, 2015 and 2014 was $703,000 and $0, respectively.

As of September 30, 2015, there was $3.3 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At September 30, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.83 years.

Note 15. Deferred Compensation

Certain key employees of Westbury Bank hold non-qualified salary continuation plans. These plans provide for payments of specific amounts over 10 to 20 year periods subsequent to each participant’s retirement. The related deferred compensation liabilities are being accrued ratably to the respective normal retirement dates of each participant. As of September 30, 2015 and 2014, approximately $1,996 and $2,078 are accrued related to these plans. The expense for compensation under these plans was approximately $59 and $178 for the years ended September 30, 2015 and 2014, respectively.

Although not part of the plans, the Company has purchased life insurance on the lives of certain employees electing to participate in the plans, which could provide funding for the payment of benefits. At September 30, 2015 and 2014, the cash surrender value of such life insurance policies totaled $13,167 and $12,742, respectively.

The Company currently defers its Directors’ fees at the discretion of the Director, with payments made at the request of each Director. The balances of deferred directors’ fees were $623 and $659 at September 30, 2015 and 2014, respectively.

Note 16. Guarantees

The Bank has executed commitments under the Mortgage Partnership Finance (MPF) program with the FHLB to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF program mortgage loans. The liability representing the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the commitments was not material. The maximum potential amount of future payments that the Bank could be required to make under the limited recourse guarantee was approximately $1,109 and $1,248 at September 30, 2015 and 2014. Under the commitments, the Bank agrees to service the loans and therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the commitments. Historically, the Bank has not incurred a loss on loans sold to the FHLB with these recourse provisions and management has determined there are no probable losses related to these loans at September 30, 2015, or 2014.

Note 17. Income Taxes

The following table presents the provision for income taxes as of:

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

	Years Ended September 30,
	2015	2014
	(In thousands)
Current expense (benefit)	$200	$(25)
Deferred benefit	(2,102)	(1,147)

	$(1,902)	$(1,172)

A reconciliation of expected income tax expense (benefit) to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Year Ended September 30,
	2015		2014
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income
	(Dollars in thousands)
Computed "expected" tax expense (benefit)	$552	34.00%	$(887)	34.00%
Net increase in cash surrender of life insurance	(144)	(8.89)%	(131)	5.02%
Tax-exempt interest, net	(37)	(2.29)%	(27)	1.03%
Increase (decrease) from state income tax benefit, net	119	7.32%	(150)	5.77%
Equity incentive plans	92	5.66%	—	—%
Reversal of deferred tax asset valuation reserve	(2,447)	(150.76)%	—	—%
Other, net	(37)	(2.21)%	23	(0.86)%

	$(1,902)	(117.17)%	$(1,172)	44.96%

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities as of:

	September 30,
	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,803	$1,597
Non-qualified option expense	48	10
Restricted stock expense	306	65
Deferred compensation	783	815
Deferred directors fees	244	258
Loss carryforward	5,229	6,194
Non accrual interest	12	27
Foreclosed real estate writedowns	508	779
Charitable contribution	404	393
Unrealized loss on securities available-for-sale	—	30
Other	458	175

Total deferred tax assets	9,795	10,343

Deferred tax liabilities:
Prepaid expenses	(244)	(222)
Mortgage servicing rights	(475)	(637)
Office properties and equipment basis difference	(1,007)	(1,040)
Federal Home Loan Bank stock basis difference	(295)	(295)
Unrealized gain on securities available-for-sale	(228)	—

Total deferred tax liabilities	(2,249)	(2,194)

Valuation allowance	—	(2,447)

Net deferred tax asset	$7,546	$5,702

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The Company has State of Wisconsin net operating loss carryforwards of approximately $18,534 and $21,231 at September 30, 2015 and 2014, respectively, which can be used to offset its future state taxable income. The carryforwards start to expire in 2024.

The Company has federal net operating loss carryforwards of approximately $10,904 and $13,806 at September 30, 2015 and 2014, respectively, which can be used to offset its future federal taxable income. The carryforwards start to expire in 2030.

The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2015, the Company had $533 of minimum tax credit carryforwards which do not expire.
In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management performed an evaluation of the Company's deferred tax assets as of September 30, 2015 and 2014. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence. Negative evidence considered included our recent pre-tax losses and our relatively high level of net loan charge-offs, loan loss provisions and OREO losses from 2009 through 2014. Positive evidence reviewed included our historical earnings performance prior to the recession and during the year just ended, our projected earnings forecast, significantly reduced levels of non-performing assets, loan loss provisions and net charge-offs in 2015, the reduction of credit risk in our loan portfolio, and potential use of tax strategies. Based on our analysis at September 30, 2015 and September 30, 2014, including evidence related to the substantially reduced risk profile of the loan portfolio and our improved earnings forecasts (supported by the growth in net interest income and the reduction of operating expenses) we concluded that there is more positive evidence than negative regarding the utilization of our deferred tax asset and that the recorded deferred tax asset, with no valuation reserve required at September 30, 2015, and net of the recorded valuation reserve of $2,447 at September 30, 2014, is realizable.

Under the Internal Revenue Code and Wisconsin Statutes, the Bank is permitted to deduct, for tax years beginning before 1997, an annual addition to a reserve for bad debts. The amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings as of September 30, 2015 and 2014, include approximately $3,227 for which no deferred federal or state income taxes were provided. If in the future the Company no longer qualifies as a bank for tax purposes, an income tax expense of $1,266 would be incurred.

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

The following instruments were outstanding whose contract amounts represent credit risk:

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

	September 30, 2015	September 30, 2014
Commitments to extend mortgage credit:
Fixed rate	$8,443	$960
Adjustable rate	9,929	3,339

Unused commercial loan lines of credit	54,225	38,966
Unused home equity line of credit	26,164	22,359
Standby letters of credit	884	422
Commitment to sell loans	431	326

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2015 and 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 19. Derivative Activities

The Company has on deposit certain certificates of deposit with embedded derivatives where the related interest earned by the account holder is calculated based on changes in the S&P 500. The Company enters into interest rate swaps and options to offset the variability in interest expense related to these certificates of deposits. At September 30, 2015 and 2014, the Company had approximately $377 and $587, respectively, in notional amount of swaps where the Company pays a fixed or LIBOR-based interest rate and receives a variable rate based on the S&P 500. The fair values of the embedded derivatives, swaps and options are reported in the consolidated balance sheets, and the changes in fair value of the embedded derivatives, swaps and options are reported as gains or losses in the consolidated statements of operations. The fair value of the derivative liability was $110 and $87 as of September 30, 2015 and 2014, respectively, and the related derivative asset was $110 and $87 as of September 30, 2015 and 2014, respectively. The change in fair value was not significant as of September 30, 2015 and 2014.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives. The fair value related to these commitments was not material as of September 30, 2015 and 2014.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Assets and liabilities recorded at fair value on a recurring basis: The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,692	—	39,692	—
U.S. Government agency collateralized mortgage obligations	1,941	—	1,941	—
U.S. Government agency commercial mortgage-backed securities	14,099	—	14,099	—
Municipal securities	21,667	—	21,667	—
Corporate Bonds	2,862	—	2,862	—
Total securities available-for-sale	$80,286	$—	$80,286	$—

Derivatives	$110	$—	$110	$—
Liabilities
Derivatives	$110	$—	$110	$—

		Fair Value Measurements
September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
	(In thousands)
Assets
Securities available-for-sale
U.S. Government and agency securities	$5,179	$—	$5,179	$—
U.S. Government agency residential mortgage-backed securities	37,196	—	37,196	—
U.S. Government agency collateralized mortgage obligations	3,432	—	3,432	—
U.S. Government agency commercial mortgage-backed securities	10,752	—	10,752	—
Municipal securities	33,787	—	33,787	—
Corporate Bonds	—		—
Total securities available-for-sale	$90,346	$—	$90,346	$—

Derivatives	$87	$—	$87	$—
Liabilities
Derivatives	$87	$—	$87	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2015 and 2014. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis: The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans: The Company does not record loans at fair value on a recurring basis. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans with a carrying amount of $467 and $541 have a valuation allowance of $77 and $136 included in the allowance for loan losses as of September 30, 2015 and 2014, respectively.

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

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of September 30, 2015, mortgage servicing rights with a carrying amount of $1,315 have a valuation allowance of $105 to reflect their fair value of $1,210. As of September 30, 2014, mortgage servicing rights with a carrying amount of $1,784 have a valuation allowance of $160 to reflect their fair value of $1,624.

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

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2015

Assets
Impaired loans	$390	$—	$—	$390
Foreclosed real estate	283	—	—	283
Mortgage servicing rights	1,210	—	—	1,210
Real estate held for sale	882	—	—	882

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
September 30, 2014

Assets
Impaired loans	$405	$—	$—	$405
Foreclosed real estate	2,355	—	—	2,355
Mortgage servicing rights	1,624	—	—	1,624
Real estate held for sale	—	—	—	—

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

Mortgage banking derivatives: The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties. The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments. The fair value of these derivative financial instruments was not material at September 30, 2015 or 2014.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The estimated fair values and related carrying amounts of the Company’s financial instruments are as follows:

	September 30, 2015
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$16,488	$16,488	$16,488	—	—
Securities available for sale	80,286	80,286	—	80,286	—
Securities held to maturity	2,459	2,490	—	2,490	—
Loans, net	493,425	493,480	—	—	493,480
Loans held for sale, net	431	431	—	431	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,210	1,210	—	—	1,210
Accrued interest receivable	1,965	1,965	1,965	—	—
Derivative asset	110	110	—	110	—

Financial liabilities:
Deposits	531,020	508,339	101,486	—	406,853
Advances from Federal Home Loan Bank	18,000	18,000	—	18,000	—
Advance payments by borrowers for property taxes and insurance	5,382	5,382	5,382	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	110	110	—	110	—

	September 30, 2014
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Cash and cash equivalents	$17,608	$17,608	$17,608	—	—
Securities available for sale	90,346	90,346	—	90,346	—
Loans, net	416,874	415,857	—	—	415,857
Loans held for sale, net	326	326	—	326	—
Federal Home Loan Bank stock	2,670	2,670	—	—	2,670
Mortgage servicing rights	1,624	1,624	—	—	1,624
Accrued interest receivable	1,784	1,784	1,784	—	—
Derivative asset	87	87	—	87	—

Financial liabilities:
Deposits	454,928	442,342	77,790	—	364,552
Advances from Federal Home Loan Bank	17,000	17,000	—	17,000	—
Advance payments by borrowers for property taxes and insurance	5,869	5,869	5,869	—	—
Accrued interest payable	3	3	3	—	—
Derivative liability	87	87	—	87	—

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 21. Earnings per Share

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

	Years Ended September 30,
	2015	2014
	(Dollars in thousands)

Net income (loss)	$3,524	$(1,435)
Basic potential common shares:
Weighted average shares outstanding	4,493,441	5,087,676
Weighted average unallocated Employee
Stock Ownership Plan shares	(365,976)	(386,834)
Basic weighted average shares outstanding	4,127,465	4,700,842

Dilutive effect of equity awards	1,133	1,364

Diluted weighted average shares outstanding	4,128,598	4,702,206

Basic earnings per share	$0.85	$(0.31)

Diluted earnings per share	$0.85	$(0.31)

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 22. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets
(In thousands)

	September 30,
	2015	2014
Assets
Cash and interest bearing deposits	$1,440	$6,878
Investments	115	6,590
Loan to ESOP	3,778	3,931
Investment in subsidiary	74,201	71,131
Other assets	2,660	1,674
Total assets	$82,194	$90,204
Liabilities and Stockholders' Equity
Other liabilities	$157	$115
Stockholders' equity	82,037	90,089
Total liabilities and stockholders' equity	$82,194	$90,204

Statements of Operations
(In thousands)

	Years Ended September 30,
	2015	2014
Interest and other income	$190	$298
Interest and other expense	668	800
Loss before income tax benefit and equity in undistributed net income (loss) of subsidiary	(478)	(502)
Income tax benefit	(217)	(149)
Loss before equity in undistributed net income (loss) of subsidiary	(261)	(353)
Equity in undistributed net income (loss) of subsidiary	3,785	(1,082)
Net income (loss)	$3,524	$(1,435)

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Statements of Cash Flows
(in thousands)

	Years Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	$3,524	$(1,435)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of subsidiary	(3,785)	1,082
Net change in other liabilities	42	12
Net change in other assets	(185)	(61)
Net cash used in operating activities	(404)	(402)

Cash Flows From Investing Activities
Purchase of securities	(729)	(2,423)
Sales and maturities of securities	7,226	4,369
Payments received on ESOP loan	153	183
Dividend received from bank subsidiary	1,100	—
Net cash provided by investing activities	7,750	2,129

Cash Flows From Financing Activities
Repurchase of common stock	(12,784)	(4,120)
Net cash used in financing activities	(12,784)	(4,120)
Net decrease in cash	(5,438)	(2,393)
Cash
Beginning of year	6,878	9,271
End of year	$1,440	$6,878