Form 10-Q
period 2015-12-31
Westbury Bancorp, Inc.
filed 2016-01-29
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2015
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
There were 4,229,061 shares of Common Stock, par value $.01 per share, outstanding as of January 28, 2016.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2015 and September 30, 2015
(In Thousands, except share data)

	December 31, 2015	September 30, 2015
	(Unaudited)
Assets
Cash and due from banks	$23,087	$9,963
Interest-earning deposits	16,973	6,525
Cash and cash equivalents	40,060	16,488
Securities available-for-sale	84,237	80,286
Securities held to maturity, at amortized cost ($2,489 and $2,490 fair value at December 31 and September 30, respectively)	2,459	2,459
Loans held for sale, at lower of cost or fair value	973	431
Loans, net of allowance for loan losses of $4,747 and $4,598 at December 31 and September 30, respectively	496,545	493,425
Federal Home Loan Bank stock, at cost	3,350	3,350
Foreclosed real estate	168	283
Real estate held for investment	2,025	2,047
Real estate held for sale	808	882
Office properties and equipment, net	13,732	13,867
Cash surrender value of bank-owned life insurance	13,913	13,167
Mortgage servicing rights	1,136	1,210
Deferred tax asset	7,291	7,546
Other assets	3,880	3,488
Total assets	$670,577	$638,929
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$556,144	$531,020
Short-term advances from Federal Home Loan Bank	20,500	18,000
Long-term advances from Federal Home Loan Bank	10,000	—
Advance payments by borrowers for property taxes and insurance	146	5,382
Other liabilities	4,669	5,715
Total liabilities	591,459	560,117
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,346,412 and 5,341,114 shares issued at December 31, 2015 and September 30, 2015, respectively	53	53
Additional paid-in capital	50,457	50,145
Retained earnings	49,753	48,714
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,497)	(3,548)
Accumulated other comprehensive gain (loss)	(238)	352
Less common stock repurchased, 1,040,103 shares at cost, at December 31, 2015 and 1,012,109 at September 30, 2015	(17,410)	(16,904)
Total stockholders’ equity	79,118	78,812
Total liabilities and stockholders’ equity	$670,577	$638,929

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three Months Ended December 31, 2015 and 2014 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended December 31,
	2015	2014
Interest and dividend income:
Loans	$5,117	$4,459
Investments - nontaxable	15	17
Investments - taxable	437	392
Interest bearing deposits	26	12
Total interest and dividend income	5,595	4,880
Interest expense:
Deposits	558	425
Short-term advances from the Federal Home Loan Bank	8	4
Long-term advances from the Federal Home Loan Bank	24	—
Total interest expense	590	429
Net interest income before provision for loan losses	5,005	4,451
Provision for loan losses	150	350
Net interest income after provision for loan losses	4,855	4,101
Noninterest income:
Service fees on deposit accounts	1,078	1,156
Gain on sales of loans, net	101	69
Servicing fee income, net of amortization and impairment	37	37
Insurance and securities sales commissions	73	58
Gain on sales of securities	2	70
Gain on sales of branches and other assets	—	18
Increase in cash surrender value of life insurance	110	102
Rental income from real estate operations	113	128
Other income	91	36
Total noninterest income	1,605	1,674
Noninterest expenses:
Salaries and employee benefits	2,316	2,381
Commissions	48	55
Occupancy	298	313
Furniture and equipment	121	103
Data processing	747	781
Advertising	41	60
Real estate held for investment	98	103
Net loss from operations and sale of foreclosed real estate	13	148
FDIC insurance premiums	104	105
Valuation loss on real estate held for sale	47	—
Other expenses	952	1,056
Total noninterest expenses	4,785	5,105
Income before income tax expense	1,675	670
Income tax expense	636	223
Net income	$1,039	$447
Earnings per share:
Basic	$0.27	$0.10
Diluted	$0.27	$0.10
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Three Months Ended December 31, 2015 and 2014
(Unaudited)
(In Thousands)

	Three Months Ended December 31,
	2015	2014
Net income	$1,039	$447
Other comprehensive income, before tax:
Unrealized gains (losses) on available-for-sale securities	(969)	255
Reclassification adjustment for realized gains included in net income	(2)	(70)
Other comprehensive income (loss), before tax	(971)	185
Income tax expense (benefit) related to items of other comprehensive income	381	(73)
Other comprehensive income (loss), net of tax	(590)	112
Comprehensive income	$449	$559

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended December 31, 2015 and 2014
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812
Net income	—	—	—	1,039	—	—	—	1,039
Other comprehensive loss, net of tax	—	—	—	—	—	(590)	—	(590)
Repurchase of 27,994 shares of common stock	—	—	—	—	—	—	(506)	(506)
Exercise of 4,298 stock options	—	—	64	—	—	—	—	64
Stock based compensation expense	—	—	208	—	—	—	—	208
Allocation, or commitment to be allocated, of 5,142 shares by ESOP	—	—	40	—	51	—	—	91
Balance, December 31, 2015	$—	$53	$50,457	$49,753	$(3,497)	$(238)	$(17,410)	$79,118

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487
Net income	—	—	—	447	—	—	—	447
Other comprehensive income, net of tax	—	—	—	—	—	112	—	112
Repurchase of 55,061 shares of common stock	—	—	—	—	—	—	(833)	(833)
Stock based compensation expense	—	—	201	—	—	—	—	201
Allocation,or commitment to be allocated, of 5,142 shares by ESOP	—	—	61	—	51	—	—	112
Balance, December 31, 2014	$—	$53	$49,426	$45,637	$(3,703)	$66	$(4,953)	$86,526

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Three Months Ended December 31, 2015 and 2014 (Unaudited)
(In Thousands)
	Three Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$1,039	$447
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	150	350
Depreciation and amortization	192	145
Depreciation on real estate held for investment	22	33
Net amortization of securities premiums and discounts	120	149
Amortization and impairment of mortgage servicing rights	74	96
Gain on sales of available-for-sale securities	(2)	(70)
Gain on sales of branches and other assets	—	(18)
Write-down of real estate held-for-sale	47	—
(Gain) loss on sale of foreclosed real estate	(20)	79
Write-down of foreclosed real estate	26	57
Loans originated for sale	(8,957)	(6,819)
Proceeds from sale of loans	8,516	5,132
Gain on sale of loans, net	(101)	(69)
ESOP compensation expense	91	112
Stock based compensation expense	208	201
Deferred income taxes	636	224
Increase in cash surrender value of life insurance	(110)	(102)
Net change in:
Other assets	(391)	(243)
Other liabilities and advance payments by borrowers for property taxes and insurance	(6,282)	(5,880)
Net cash used in operating activities	(4,742)	(6,176)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(12,375)	(8,189)
Proceeds from sales of securities available-for-sale	5,219	12,084
Proceeds from maturities, prepayments, and calls of securities available-for-sale	2,116	3,376
Purchases of securities held to maturity	—	(3,025)
Net increase in loans	(3,270)	(21,967)
Purchase of bank owned life insurance	(637)	—
Purchases of office properties and equipment	(57)	(368)
Proceeds from sales of real estate held-for-sale	27	—
Proceeds from sales of foreclosed real estate	109	205
Net cash used in investing activities	(8,868)	(17,884)
Cash Flows From Financing Activities
Net increase in deposits	25,124	17,760
Proceeds from long-term Federal Home Loan Bank advances	10,000	—
Increase in short-term Federal Home Loan Bank advances	2,500	14,000
Proceeds from exercise of stock options	64	—
Repurchase of common stock	(506)	(833)
Net cash provided by financing activities	37,182	30,927
Net increase in cash and cash equivalents	23,572	6,867
Cash and cash equivalents at beginning	16,488	17,608
Cash and cash equivalents at end	$40,060	$24,475
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$589	$428
Supplemental Schedules of Non-cash Investing Activities
Loans receivable transferred to foreclosed real estate	$—	$319

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of December 31, 2015 and September 30, 2015 and the results of operations and cash flows for the interim periods ended December 31, 2015 and 2014.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015 filed with the U.S. Securities and Exchange Commission as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

Note 2.                                 Recent Accounting Developments

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 is intended to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP. ASU 2014-09 is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2019. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 is intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. ASU 2016-01 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods beginning after December 15, 2019. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

	Three Months Ended December 31,
	2015	2014
Net income	$1,039	$447
Basic potential common shares:
Weighted average shares outstanding	4,166,780	4,833,308
Weighted average unallocated ESOP shares	(353,122)	(373,692)
Basic weighted average shares outstanding	3,813,658	4,459,616
Dilutive effect of equity awards	30,274	15,975
Diluted weighted average shares outstanding	3,843,932	4,475,591
Basic income per share	$0.27	$0.10
Diluted income per share	$0.27	$0.10

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	39,027	264	(316)	38,975
U.S. Government agency collateralized mortgage obligations	1,857	6	(48)	1,815
U.S. Government agency commercial mortgage-backed securities	16,126	3	(184)	15,945
Municipal securities	23,709	80	(157)	23,632
Corporate securities	3,885	4	(44)	3,845
Total Available for Sale	84,628	358	(749)	84,237
Held to Maturity
Municipal securities	2,459	30	—	2,489
Total Investment Securities	$87,087	$388	$(749)	$86,726

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	39,380	456	(144)	39,692
U.S. Government agency collateralized mortgage obligations	1,963	18	(40)	1,941
U.S. Government agency commercial mortgage-backed securities	13,993	121	(15)	14,099
Municipal securities	21,494	222	(49)	21,667
Corporate securities	2,852	12	(2)	2,862
Total Available for Sale	79,706	830	(250)	80,286
Held to Maturity
Municipal securities	2,459	31	—	2,490
Total Investment Securities	$82,165	$861	$(250)	$82,776

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity at December 31, 2015 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	December 31, 2015
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$2,218	$2,222
Due after one year through five years	10,194	10,225
Due after five years through ten years	14,699	14,555
Due after ten years	507	500
U.S. Government agency collateralized mortgage obligations	1,857	1,815
U.S. Government agency residential mortgage-backed securities	39,027	38,975
U.S. Government agency commercial mortgage-backed securities	16,126	15,945
	84,628	84,237

Held to maturity:
Due in one year or less	166	166
Due after one year through five years	690	693
Due after five years through ten years	954	969
Due after ten years	649	661
	2,459	2,489
Total	$87,087	$86,726

Proceeds from sales of investment securities during the three months ended December 31, 2015 and 2014, were $5,219 and $12,084, respectively. Gross realized gains, during the three months ended December 31, 2015 and 2014, on these sales amounted to $12 and $111, respectively. Gross realized losses on these sales were $10 and $41, during the three months ended December 31, 2015 and 2014 respectively.

There were no securities that were pledged to secure treasury, tax, and loan deposits and other purposes required or permitted by law at December 31, 2015 and September 30, 2015.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	20,528	(174)	5,319	(142)	25,847	(316)
U.S. Government agency collateralized mortgage obligations	—	—	608	(48)	608	(48)
U.S Government agency commercial mortgage-backed securities	14,954	(184)	—	—	14,954	(184)
Municipal securities	14,659	(151)	149	(6)	14,808	(157)
Corporate securities	2,833	(44)	—	—	2,833	(44)
	$52,974	$(553)	$6,076	$(196)	$59,050	$(749)

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	7,270	(59)	6,168	(85)	13,438	(144)
U.S. Government agency collateralized mortgage obligations	—	—	627	(40)	627	(40)
U.S. Government agency commercial mortgage-backed securities	3,511	(15)	—	—	3,511	(15)
Municipal securities	3,661	(45)	151	(4)	3,812	(49)
Corporate securities	510	(2)	—	—	510	(2)
	$14,952	$(121)	$6,946	$(129)	$21,898	$(250)

At December 31, 2015, the Company's investment portfolio included 8 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 87 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not currently intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2015, the investment portfolio included 9 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 22 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans follows:

	December 31, 2015	September 30, 2015
Real estate:
Single family	$150,990	$153,141
Multifamily	118,689	105,750
Commercial real estate	163,515	162,957
Construction and land development	17,163	18,831
Total real estate	450,357	440,679
Commercial business	31,866	38,200
Consumer:
Home equity lines of credit	14,977	14,881
Education	3,845	4,106
Other	549	523
Total consumer	19,371	19,510
Total loans	501,594	498,389
Less:
Net deferred loan fees	302	366
Allowance for loan losses	4,747	4,598
Net loans	$496,545	$493,425

The following tables present the contractual aging of the Company's recorded investment in past due loans by class of loans as of December 31, 2015 and September 30, 2015:

December 31, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$149,929	$696	$—	$365	$150,990
Multifamily	118,689	—	—	—	118,689
Commercial real estate	163,515	—	—	—	163,515
Construction and land development	17,163	—	—	—	17,163
Commercial business	31,860	6	—	—	31,866
Consumer and other:
Home equity lines of credit	14,950	—	—	27	14,977
Education	3,675	24	40	106	3,845
Other	549	—	—	—	549
	$500,330	$726	$40	$498	$501,594

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$152,245	$473	$83	$340	$153,141
Multifamily	105,750	—	—	—	105,750
Commercial real estate	162,957	—	—	—	162,957
Construction and land development	18,827	4	—	—	18,831
Commercial business	38,200	—	—	—	38,200
Consumer and other:
Home equity lines of credit	14,691	—	—	190	14,881
Education	3,782	79	—	245	4,106
Other	523	—	—	—	523
	$496,975	$556	$83	$775	$498,389

There were no loans past due ninety days or more and still accruing interest as of December 31, 2015 and September 30, 2015.

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Single family	$365	$340
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	39	203
Education	146	260
Other	—	—
	$550	$803

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt and comply with various terms of their underlying loan agreements.  The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends when classifying its loans into risk categories.  Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile.  Credits classified as special mention, substandard or doubtful generally receive a review more frequently than annually.

The Company categorizes performing, potential problem, and problem loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass — A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.

Watch — A watch asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Watch assets are a sub-category of Pass which do not expose the Company to sufficient risk to warrant further classification.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Special Mention — A special mention asset has characteristics of deterioration in quality exhibited by any number of well-defined weaknesses requiring significant corrective action.  The repayment ability of the borrower has not been validated, or has become marginal or weak, and the loan may have exhibited some overdue payments or payment extensions and/or renewals.

Substandard — A substandard asset is an asset with a well-defined weakness that jeopardizes repayment, in whole or in part, of the debt.  These credits are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged.  These assets are characterized by the distinct possibility that the Company will or has sustained some loss of principal and/or interest if the deficiencies are not corrected.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed by the Company and the contractual aging as of December 31, 2015 and September 30, 2015:

December 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$148,286	$937	$—	$1,767	$—	$150,990
Multifamily	112,272	6,417	—	—	—	118,689
Commercial real estate	159,122	3,682	407	304	—	163,515
Construction and land development	17,163	—	—	—	—	17,163
Commercial business	31,803	—	—	63	—	31,866
Consumer and other:
Home equity lines of credit	14,854	—	—	123	—	14,977
Education	3,845	—	—	—	—	3,845
Other	549	—	—	—	—	549
Total	$487,894	$11,036	$407	$2,257	$—	$501,594

September 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$150,421	$1,135	$—	$1,585	$—	$153,141
Multifamily	103,117	2,633	—	—	—	105,750
Commercial real estate	159,104	3,136	410	307	—	162,957
Construction and land development	18,831	—	—	—	—	18,831
Commercial business	36,561	—	—	1,639	—	38,200
Consumer and other:
Home equity lines of credit	14,636	—	—	245	—	14,881
Education	4,106	—	—	—	—	4,106
Other	523	—	—	—	—	523
	$487,299	$6,904	$410	$3,776	$—	$498,389

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended December 31, 2015 and 2014:

Three Months Ended December 31, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,604	$330	$498	$80	$4,598
Provision for loan losses	(42)	327	47	14	(200)	4	150
Loans charged-off	—	—	—	—	—	(10)	(10)
Recoveries	—	—	1	—	4	4	9
Ending balance	$1,031	$1,340	$1,652	$344	$302	$78	$4,747
Period-ended amount allocated for:
Individually evaluated for impairment	$23	$—	$—	$—	$—	$55	$78
Collectively evaluated for impairment	1,008	1,340	1,652	344	302	23	4,669
Ending Balance	$1,031	$1,340	$1,652	$344	$302	$78	$4,747
Loans:
Individually evaluated for impairment	$1,605	$1,816	$—	$—	$—	$94	$3,515
Collectively evaluated for impairment	149,385	116,873	163,515	17,163	31,866	19,277	498,079
Ending Balance	$150,990	$118,689	$163,515	$17,163	$31,866	$19,371	$501,594

Three Months Ended December 31, 2014	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	103	175	15	66	(34)	25	350
Loans charged-off	(161)	—	(48)	—	(14)	(2)	(225)
Recoveries	11	—	9	—	6	1	27
Ending balance	$1,025	$932	$1,388	$367	$412	$100	$4,224
Period-ended amount allocated for:
Individually evaluated for impairment	$45	$—	$—	$—	$—	$58	$103
Collectively evaluated for impairment	980	932	1,388	367	412	42	4,121
Ending Balance	$1,025	$932	$1,388	$367	$412	$100	$4,224
Loans:
Individually evaluated for impairment	$1,542	$1,894	$558	$—	$—	$360	$4,354
Collectively evaluated for impairment	146,525	81,087	138,996	19,127	32,477	20,154	438,366
Ending Balance	$148,067	$82,981	$139,554	$19,127	$32,477	$20,514	$442,720

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three month periods ended December 31, 2015 and 2014.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs on the loans.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income on a loan reported on either a cash or accrual basis after the loan became impaired.

				Three months ended
December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,338	$1,194	$—	$1,189	$14
Multifamily	1,889	1,816	—	1,824	19
Commercial real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	117	39	—	105	—
With an allowance recorded:
Single family	411	411	23	412	3
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	55	55	55	55	1
	$3,810	$3,515	$78	$3,585	$37

				Three months ended
December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,363	$1,148	$—	$1,274	$11
Multifamily	1,998	1,894	—	3,484	20
Commercial real estate	629	558	—	1,118	8
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	401	302	—	223	—
With an allowance recorded:
Single family	417	394	45	758	3
Multifamily	—	—	—	86	—
Commercial real estate	—	—	—	90	—
Construction and land development	—	—	—	96	—
Commercial business	—	—	—	—	—
Consumer and other	58	58	58	60	1
	$4,866	$4,354	$103	$7,189	$43

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Troubled debt restructurings - accrual	$3,111	$3,134
Troubled debt restructurings - nonaccrual	—	—
	$3,111	$3,134

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three months ended December 31, 2015 and 2014.

There were no re-defaults of TDRs that occurred during the three months ended December 31, 2015 and 2014.

Certain of the Bank’s executive officers, directors, and their associates are loan customers of the Bank.  As of December 31, 2015 and September 30, 2015, loans of approximately $3,628 and $3,334, respectively, were outstanding to such parties.  These loans were underwritten to the same standards as those used for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Three Months Ended December 31, 2015

Balance, beginning	$3,334
New loans originated	—
Draws on lines of credit	47
Principal repayments	(122)
Other[1]	369
Balance, ending	$3,628
1Officer, with existing loan, was promoted to executive officer position during the period.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	December 31, 2015		September 30, 2015
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$108,370	19.48%	$101,486	19.11%
Interest bearing	137,272	24.68%	131,968	24.85%
	245,642	44.16%	233,454	43.96%
Passbook and Statement Savings	125,836	22.63%	127,431	24.00%
Variable Rate Money Market Accounts	55,546	9.99%	47,876	9.02%
Certificates of Deposit	129,120	23.22%	122,259	23.02%
	$556,144	100.00%	$531,020	100.00%

Certificates of deposit over one hundred thousand dollars totaled $71,736 and $64,155 as of December 31, 2015 and September 30, 2015, respectively. Of these amounts, $10,498 and $8,775 are equal to or greater than two hundred fifty thousand dollars as of December 31, 2015 and September 30, 2015, respectively.

Note 7.                                 Regulatory Capital

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements (1) create a new required ratio for common equity Tier 1 ("CETI") capital, (2) increase the leverage and Tier 1 capital ratios, (3) change the risk weight of certain assets for purposes of the risk-based capital ratios, (4) create an additional capital conservation buffer over the required capital ratios and (5) change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer limits the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

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

There are a number of changes imposed under the new regulations in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CETI will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. We believe this opt-out will reduce the impact of market volatility on our regulatory capital levels.

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

Additionally, the OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). As of December 31, 2015 the Bank met all these new requirements, including the full capital conservation buffer.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards in effect as of the dates presented were as follows:

At December 31, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$64,178	12.09%	$23,888	4.50%	$34,504	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	64,178	12.09%	31,850	6.00%	42,467	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	68,925	12.99%	42,448	8.00%	53,060	10.00%
Leverage (to adjusted total assets) - Westbury Bank	64,178	9.77%	26,276	4.00%	32,844	5.00%

At September 30, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets) - Westbury Bank	$64,155	12.25%	$23,567	4.50%	$34,041	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	64,155	12.25%	31,423	6.00%	41,897	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	68,753	13.12%	41,923	8.00%	52,403	10.00%
Leverage (to adjusted total assets) - Westbury Bank	64,155	10.01%	25,636	4.00%	32,045	5.00%

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Stockholder's equity of the Bank	$70,087	$70,976
Less: Unrealized (gain) loss on securities	239	(352)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(2,852)	(3,173)
Tier 1, CETI and tangible capital	64,178	64,155
Plus: Allowable general valuation allowances	4,747	4,598
Total capital	$68,925	$68,753

Note 8.                          Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets.  The contractual amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Company management has determined that the following instruments were outstanding, whose contract amounts represent credit risk:

	December 31, 2015	September 30, 2015
Commitments to extend mortgage credit:
Fixed rate	$17,829	$8,443
Adjustable rate	48	9,929
Unused commercial loan lines of credit	64,378	54,225
Unused home equity line of credit	25,580	26,164
Standby letters of credit	763	884
Commitment to sell loans	973	431

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally,

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2015 and September 30, 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the fair value hierarchy, is set forth below.

Securities available-for-sale:  The fair value of the Company’s securities available-for-sale is determined using Level 2 inputs, which are derived from readily available pricing sources and third-party pricing services for comparable instruments.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, treasury yield curves, trading levels, credit information and credit terms, among other factors. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the fair value hierarchy.

Derivatives:  The fair values of the Company’s embedded derivatives related to certain certificates of deposit are determined using inputs that are observable or that can be corroborated by observable market data (such as the S&P 500 Index and the 10- year U.S. Treasury rate) and, therefore, are classified within Level 2 of the fair value hierarchy.

Assets and liabilities recorded at fair value on a recurring basis:  The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

		Fair Value Measurements
December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	38,975	—	38,975	—
U.S. Government agency collateralized mortgage obligations	1,815	—	1,815	—
U.S. Government agency commercial mortgage-backed securities	15,945	—	15,945	—
Municipal securities	23,632	—	23,632	—
Corporate Bonds	3,845	—	3,845	—
Total securities available-for-sale	$84,237	$—	$84,237	$—
Derivatives	$108	$—	$108	$—

Liabilities
Derivatives	$108	$—	$108	$—

		Fair Value Measurements
September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,692	—	39,692	—
U.S. Government agency collateralized mortgage obligations	1,941	—	1,941	—
U.S. Government agency commercial mortgage-backed securities	14,099	—	14,099	—
Municipal securities	21,667	—	21,667	—
Corporate Bonds	2,862	—	2,862	—
Total securities available-for-sale	$80,286	$—	$80,286	$—
Derivatives	$110	$—	$110	$—

Liabilities
Derivatives	$110	$—	$110	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended December 31, 2015.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and, therefore, result in a transfer between levels.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $466 and $467 had a valuation allowance of $78 and $77 included in the allowance for loan losses to reflect their fair value as of December 31, 2015 and September 30, 2015, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of December 31, 2015, mortgage servicing rights with a carrying amount of $1,241 had a valuation allowance of $105 to reflect their fair value of $1,136.  As of September 30, 2015, mortgage servicing rights with a carrying amount of $1,315 had a valuation allowance of $105 to reflect their fair value of $1,210.

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

		Fair Value Measurements
December 31, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$388	$—	$—	$388
Foreclosed real estate	168	—	—	168
Mortgage servicing rights	1,136	—	—	1,136
Real estate held for sale	808	—	—	808

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at December 31, 2015 and September 30, 2015.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates noted below were as follows:

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$40,060	$40,060	$40,060	$—	$—
Securities available for sale	84,237	84,237	—	84,237	—
Securities held to maturity	2,459	2,489	—	2,489	—
Loans, net	496,545	496,075	—	—	496,075
Loans held for sale, net	973	973	—	973	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,136	1,136	—	—	1,136
Accrued interest receivable	1,950	1,950	1,950	—	—
Derivative asset	108	108	—	108	—
Financial liabilities:
Deposits	556,144	530,251	108,370	—	421,881
Short-term advances from Federal Home Loan Bank	20,500	20,500	—	20,500	—
Long-term advances from Federal Home Loan Bank	10,000	9,993	—	—	9,993
Advance payments by borrowers for property taxes and insurance	146	146	146	—	—
Accrued interest payable	6	6	6	—	—
Derivative liability	108	108	—	108	—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$16,488	$16,488	$16,488	$—	$—
Securities available for sale	80,286	80,286	—	80,286	—
Securities held to maturity	2,459	2,490	—	2,490	—
Loans, net	493,425	493,480	—	—	493,480
Loans held for sale, net	431	431	—	431	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,210	1,210	—	—	1,210
Accrued interest receivable	1,965	1,965	1,965	—	—
Derivative asset	110	110	—	110	—
Financial liabilities:
Deposits	531,020	508,339	101,486	—	406,853
Short-term advances from Federal Home Loan Bank	18,000	18,000	—	18,000	—
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,382	5,382	5,382	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	110	110	—	110	—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt obligations to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the accompanying balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the released shares, and the released shares become outstanding for EPS computations. During each of the three months ended December 31, 2015 and 2014, 5,142 shares were committed to be released. The total ESOP compensation expense recorded for the three months ended December 31, 2015 and 2014 was $91 and $112, respectively.

The ESOP shares as of December 31, 2015 and September 30, 2015 were as follows (in thousands, except share data):

	December 31, 2015	September 30, 2015

Allocated shares to active participants	32,966	34,132
Shares committed to be released	20,570	15,428
Unallocated shares	349,693	354,835
Total ESOP shares	403,229	404,395
Fair value of unallocated shares	$6,294	$6,323

Note 11. Equity Compensation Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended December 31,
	2015	2014

Total cost of stock grant plan during the period	$151	$155
Total cost of stock option plan during the period	57	46
Total cost of share-based payment plans during the period	$208	$201

Amount of related income tax benefit recognized in income	$82	$79

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance under the Plan of up to 203,665 restricted stock awards and up to 509,162 stock options. As of December 31, 2015 there were 4,092 restricted stock awards and 101,753 options available for future grants under the Plan.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year. Options are granted with an exercise price equal to no less than the market price of the Company's common shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares and units typically vest pro-rata over a five year period. Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.

The following table summarizes stock options outstanding for the three months ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2015	406,409	$15.68
Granted	1,000	17.60
Exercised	4,298	15.20
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of December 31, 2015	403,111	$15.69	8.73	$932
Options exercisable as of December 31, 2015	60,946	$15.20	8.50	$171

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions made by Company management. Expected volatility is based on historical volatility and the expectations of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated based on historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the three months ended December 31:

	2015	2014
Risk-free interest rate	1.99%	—%
Expected volatility of Company's stock	7.44%	—%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	0.0
Weighted average fair value per option of options granted during the period	$2.89	$—

The total intrinsic value of options exercised during each of the three months ended December 31, 2015 and 2014 was $10 and $0.

The following is a summary of changes in restricted shares for the three months ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2015	158,052	$15.20
Granted	1,000	17.60
Vested	—	—
Forfeited	—	—
Shares Outstanding at December 31, 2015	159,052	$15.22

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The total intrinsic value of restricted shares that vested during the three months ended December 31, 2015 and 2014 was $0.

As of December 31, 2015, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At December 31, 2015, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.6 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets

	December 31,	September 30,
	2015	2015
Assets
Cash and interest bearing deposits	$3,324	$1,440
Investments	86	115
Loan to ESOP	3,620	3,778
Investment in subsidiary	73,220	74,201
Other assets	2,127	2,660
Total assets	$82,377	$82,194
Liabilities and Stockholders' Equity
Total liabilities	$125	$157
Stockholders' equity	82,252	82,037
Total liabilities and stockholders' equity	$82,377	$82,194

Statements of Operations

	Three Months Ended December 31,
	2015	2014
Interest and other income	$32	$63
Interest and other expense	121	184
Loss before income tax benefit and equity in undistributed net income of subsidiary	(89)	(121)
Income tax benefit	(18)	(30)
Loss before equity in undistributed net income of subsidiary	(71)	(91)
Equity in undistributed net income of subsidiary	1,110	538
Net income	$1,039	$447

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Three Months Ended December 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$1,039	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(1,110)	(538)
Net change in other liabilities	(32)	15
Net change in other assets	742	124
Net cash provided by operating activities	639	48

Cash Flows From Investing Activities
Purchase of securities	—	(376)
Sales and maturities of securities	29	212
Payments received on ESOP loan	158	153
Dividend received from bank subsidiary	1,500	—
Net cash provided by (used in) investing activities	1,687	(11)

Cash Flows From Financing Activities
Stock options exercised	64	—
Repurchase of common stock	(506)	(833)
Net cash used in financing activities	(442)	(833)
Net increase (decrease) in cash	1,884	(796)
Cash
Beginning of period	1,440	6,878
End of period	$3,324	$6,082

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

•
changes in laws or government regulations or policies affecting financial institutions, including changes in the regulations implementing the Dodd-Frank Act, the JOBS Act and similar future laws, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), and regulatory fees and compliance costs;

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

•
the availability, effectiveness and security of our information technology systems and our ability to secure confidential information through the use of our computer and other technology systems and networks;

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report; and

•	the impact of reputational risk created by any of the foregoing developments on such matters such as business generation and retention, funding and liquidity.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Overview
Our Business. The Company is a Maryland corporation and the savings and loan holding company for Westbury Bank, which was formed in connection with the mutual-to-stock conversion of the Bank's former mutual holding company, WBSB Bancorp, MHC, in 2013. Westbury Bank is a federally-chartered savings bank headquartered in West Bend, Wisconsin.
We provide financial services to individuals, families and businesses through our eight banking offices located in Washington County, Wisconsin and Waukesha County, Wisconsin. We also operate a loan production office in Appleton, Wisconsin, located in Outagamie County. Although our current operations are not focused in Milwaukee County, Wisconsin, we are affected by conditions in Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
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

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

Total Assets.  Total assets increased by $31.6 million, or 5.0%, to $670.6 million at December 31, 2015 from $638.9 million at September 30, 2015.  The increase in total assets was primarily the result of an increase in cash and cash equivalents of $23.6 million, securities available for sale of $4.0 million, net loans of $3.1 million and cash surrender value of life insurance of $746,000.

Cash and Cash Equivalents. Cash and cash equivalents increased by $23.6 million, or 143.0%, to $40.1 million at December 31, 2015 from $16.5 million at September 30, 2015. The increase was the result of growth in deposit balances near the end of the quarter. The increased cash is expected to be allocated to the Bank's loan and investment portfolios in the upcoming quarter.

Net Loans.  Net loans increased by $3.1 million, or 0.6%, to $496.5 million at December 31, 2015 from $493.4 million at September 30, 2015.  Multifamily loans increased by $12.9 million, offset by a decrease in commercial business loans of $6.3 million, construction and land development loans of $1.7 million and single family loans of $2.2 million. The decrease in commercial business loans was the result of seasonal fluctuations in commercial lines of credit and the payoff of a large substandard credit. The decrease in construction and land development loans was the result of the completion of construction and the subsequent transfer of a loan to multifamily loans.

Investment Securities.  Investment securities available for sale increased $4.0 million, or 4.9%, to $84.2 million at December 31, 2015 from $80.3 million at September 30, 2015.  Municipal securities available for sale increased $2.0 million, mortgage-backed securities and collateralized mortgage obligations increased $1.0 million, and corporate bonds increased $983,000. These changes occurred as we invested new deposit balances and repositioned the portfolio through normal portfolio management.

Net unrealized loss on securities increased by $971,000 to $391,000 at December 31, 2015 from a net unrealized gain of $580,000 at September 30, 2015, reflecting the effect of an increase in market interest rates.  At December 31, 2015, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities, municipal securities, and corporate bonds. At December 31, 2015, investment securities classified as held to maturity consisted entirely of municipal securities.

The outstanding balances of investment securities held to maturity were unchanged at December 31, 2015 from September 30, 2015.

Foreclosed Real Estate.  Foreclosed real estate held for sale decreased $115,000, or 40.6%, to $168,000 at December 31, 2015 from $283,000 at September 30, 2015, as we sold $89,000 of foreclosed properties and recorded valuation adjustments of $26,000 during the period.  At December 31, 2015, our foreclosed real estate consisted solely of commercial real estate properties.

Cash Surrender Value of Bank-Owned Life Insurance. Cash surrender value of bank-owned life insurance increased $746,000, or 5.7%, to $13.9 million at December 31, 2015 from $13.2 million at September 30, 2015, as we purchased single premium life insurance on our president and CEO for $637,000 during the quarter.

Deferred Tax Asset. The deferred tax asset decreased $255,000, or 3.4%, to $7.3 million at December 31, 2015 from $7.5 million at September 30, 2015, as the asset was reduced by the accrual of income tax expense as the Company recorded taxable income for the period, offset by an increase in the deferred tax asset related to unrealized gains and losses on investment securities available for sale.

Deposits.  Deposits increased $25.1 million, or 4.7%, to $556.1 million at December 31, 2015 from $531.0 million at September 30, 2015.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $18.3 million, or 4.5%, to $427.0 million at December 31, 2015 from $408.8 million at September 30, 2015.  In particular, variable rate money market accounts increased by $7.7 million, or 16.0%, to $55.5 million at December 31, 2015 from $47.9 million at September 30, 2015 and noninterest bearing deposits increased by $6.9 million, or 6.8%, to $108.4 million at December 31, 2015 from $101.5 million at September 30, 2015. Certificates of deposit increased $6.9 million, or 5.6%, to $129.1 million at December 31, 2015 from $122.3 million at September 30, 2015.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions.

Advances from FHLB. Short-term advances from the FHLB increased by $2.5 million, or 13.9% to $20.5 million at December 31, 2015 from $18.0 million at September 30, 2015. Long-term advances from the FHLB increased by $10.0 million to $10.0 million at December 31, 2015 from $0 at September 30, 2015. In anticipation of rising interest rates, we locked in long-term advances with terms from three to five years during the quarter.

Advance Payments By Borrowers For Property Taxes and Insurance.  Advance payments by borrowers for property taxes and insurance decreased by $5.2 million, or 97.3%, to $146,000 at December 31, 2015 from $5.4 million at September 30, 2015 due to seasonal disbursements to customers in December 2015 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity increased $306,000 to $79.1 million at December 31, 2015 from $78.8 million at September 30, 2015.  The increase resulted primarily from net income of $1.0 million, stock based compensation expense of $208,000 and the allocation of ESOP shares of $91,000, offset by the repurchase of 27,994 shares of common stock for $506,000 and a decrease in other comprehensive income of $590,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015:
Real estate loans:
One- to four-family	9	$696	—	$—	5	$365	14	$1,061
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	9	696	—	—	5	365	14	1,061
Commercial business loans	1	6	—	—	—	—	1	6
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	5	24	5	40	7	106	17	170
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	24	5	40	8	133	18	197
Total	15	$726	5	$40	13	$498	33	$1,264
At September 30, 2015:
Real estate loans:
One- to four-family	10	$473	1	$83	5	$340	16	$896
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	1	4	—	—	—	—	1	4
Total real estate	11	477	1	83	5	340	17	900
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	3	190	3	190
Education	5	79	—	—	10	245	15	324
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	79	—	—	13	435	18	514
Total	16	$556	1	$83	18	$775	35	$1,414

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention at the dates indicated:

	At December 31, 2015	At September 30, 2015
	(In thousands)
Classified Loans:
Loss	$—	$—
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	1,548	1,390
Multi-family	—	—
Commercial	304	307
Construction and land	—	—
Total real estate loans	1,852	1,697
Commercial business loans	63	1,639
Consumer loans:
Home equity lines of credit	96	55
Other consumer loans	—	—
Total consumer loans	96	55
Total substandard — performing	2,011	3,391
Substandard — Nonperforming:
Real estate loans:
One- to four-family	219	195
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate loans	219	195
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	27	190
Other consumer loans	—	—
Total consumer loans	27	190
Total substandard — nonperforming	246	385
Total classified loans	2,257	3,776
Foreclosed real estate	168	283
Total classified assets	$2,425	$4,059
Special mention:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	407	410
Construction and land	—	—
Total real estate loans	407	410
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	407	410
Total classified assets and special mention loans	$2,832	$4,469

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

	At December 31, 2015	At September 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$365	$340
Multi family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	365	340
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	39	203
Education	146	260
Other consumer loans	—	—
Total consumer loans	185	463
Total nonaccrual loans (1)	550	803
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	550	803
Foreclosed assets:
One- to four-family	—	89
Multi-family	—	—
Commercial real estate	168	194
Construction and land	—	—
Home equity line of credit	—	—
Total foreclosed assets	168	283
Total nonperforming assets	$718	$1,086
Performing troubled debt restructurings	$3,111	$3,134
Ratios:
Nonperforming loans to total loans	0.11%	0.16%
Nonperforming assets to total assets	0.11%	0.17%
Nonperforming assets and troubled debt restructurings to total assets	0.57%	0.66%
_______________________

(1)	There were no troubled debt restructurings that were on non-accrual status at December 31, 2015 or September 30, 2015.

The decrease in delinquent loans and non-performing assets at December 31, 2015, from September 30, 2015, was primarily due to our collection efforts and the quality of our underwriting, which resulted in reductions in delinquent and non-performing loans. The reduction in classified assets between these dates resulted primarily from the payoff of a Substandard commercial business relationship as a result of the customer refinancing the debt with another financial institution.

Interest income that would have been recorded for the three months ended December 31, 2015, had non-accruing loans been current according to their original terms, amounted to approximately $6,000.  There was no interest related to these loans included in interest income for the three months ended December 31, 2015.

Other Loans of Concern.   There were no other loans at December 31, 2015 that are not already disclosed where there is information about possible credit problems of borrowers available to our management that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that are reasonably likely to result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and December 31, 2014

General.  Net income for the three months ended December 31, 2015 was $1.0 million compared to $447,000 for the three months ended December 31, 2014. The increase in net income of $592,000 was due primarily to increases of $554,000 in net interest income and decreases in noninterest expenses of $320,000 and provision for loan losses of $200,000 offset by an increase in income tax expense of $413,000.

Interest and Dividend Income. Interest and dividend income increased $715,000, or 14.7%, to $5.6 million for the three months ended December 31, 2015 from $4.9 million for the three months ended December 31, 2014. This increase was primarily attributable to an increase of $658,000 in interest income on loans receivable and $43,000 in interest and dividend income on investment securities.

The average balance of interest-earning assets increased $68.9 million, or 13.3%, to $587.6 million for the three months ended December 31, 2015 from $518.7 million for the three months ended December 31, 2014. The yield on average interest-earning assets increased by 5 basis points to 3.81% for the three months ended December 31, 2015 from 3.76% for the three months ended December 31, 2014.

The average balance of loans increased $72.4 million to $495.7 million for the three months ended December 31, 2015 from $423.3 million for the three months ended December 31, 2014. The average yield on loans decreased by 8 basis points to 4.13% for the three months ended December 31, 2015 from 4.21% for the three months ended December 31, 2014.  The decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities decreased by $1.1 million, or 1.3%, to $84.4 million for the three months ended December 31, 2015 from $85.4 million for the three months ended December 31, 2014, while the average yield on investment securities increased by 23 basis points to 2.14% for the three months ended December 31, 2015 from 1.91% for the three months ended December 31, 2014. The increase in the average yield on investment securities was due to the inclusion in the investment portfolio of commercial mortgage-backed securities and corporate securities for the three months ended December 31, 2015. These higher yielding types of securities were not part of the portfolio for the three months ended December 31, 2014.

Interest Expense. Total interest expense increased $161,000, or 37.5%, to $590,000 for the three months ended December 31, 2015 from $429,000 for the three months ended December 31, 2014.  Interest expense on deposit accounts increased $133,000 to $558,000 for the three months ended December 31, 2015 from $425,000 for the three months ended December 31, 2014.

The average balance of deposits and interest-bearing liabilities increased $92.6 million, or 19.2%, to $575.9 million for the three months ended December 31, 2015 from $483.3 million for the three months ended December 31, 2014. The average cost of deposits and interest-bearing liabilities increased 5 basis points to 0.41% for the three months ended December 31, 2015 from 0.36% for the three months ended December 31, 2014.

The average balance of interest bearing deposits increased $26.9 million to $439.6 million for the three months ended December 31, 2015 from $412.7 million for the three months ended December 31, 2014, and the average cost of interest bearing deposits increased 10 basis points to 0.51% from 0.41%. The increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $26.6 million and the average balance of lower cost checking, savings and money market accounts increasing by only $269,000. Additionally, the average balance of non-interest bearing demand deposits increased by $48.5 million which helped hold the increase in our overall cost of deposits to only 5 basis points.

Interest expense on FHLB advances increased $28,000 to $32,000 for the three months ended December 31, 2015 from $4,000 for the three months ended December 31, 2014. The increase was due to an increase of $10.2 million in the average balance of short-term FHLB advances to $20.6 million for the three months ended December 31, 2015 from $10.4 million for the three months ended December 31, 2014 and an increase in the average balance of long-term FHLB advances to $7.0 million for the three months ended December 31, 2015 from zero at December 31, 2014.

Net Interest Income. Net interest income increased $554,000, or 12.4%, to $5.0 million for the three months ended December 31, 2015 from $4.5 million for the three months ended December 31, 2014.  Average interest-earning assets increased by $68.9 million, or 13.3%, to $587.6 million for the three months ended December 31, 2015, from $518.7 million for the three months ended December 31, 2014. Average deposits and interest-bearing liabilities increased by $92.6 million, or 19.2%, to $575.9 million for the three months ended December 31, 2015, from $483.3 million for the three months ended December 31, 2014.  Our net interest margin decreased 2 basis points to 3.41% for the three months ended December 31, 2015 from 3.43% for the three months ended December 31, 2014.  The decrease in our net interest margin reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The change in asset mix with growth concentrated in the loan portfolio positively impacted the margin between these periods as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $150,000 for the three months ended December 31, 2015 compared to $350,000 for the three months ended December 31, 2014.  The decrease in the provision resulted from the improvement in our charge-off experience compared to the prior period, offset by the impact of the growth in the loan portfolio compared to the prior year period. The allowance for loan losses was $4.7 million, or 0.95% of total loans, at December 31, 2015, compared to $4.6 million, or 0.92% of total loans, at September 30, 2015, and $4.2 million, or 0.95% of total loans, at December 31, 2014.  Total nonperforming loans were $550,000, or 0.11% of total loans, at December 31, 2015, compared to $803,000, or 0.16% of total loans, at September 30, 2015, and $1.2 million, or 0.27% of total loans, at December 31, 2014.  As a percentage of nonperforming loans, the allowance for loan losses was 863.1% at December 31, 2015, compared to 572.6% at September 30, 2015, and 350.0% at December 31, 2014.  Total classified loans were $2.3 million at December 31, 2015, compared to $3.8 million at September 30, 2015, and $3.7 million at December 31, 2014.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2015 and September 30, 2015.

Non-Interest Income.  Non-interest income decreased $69,000, or 4.1%, to $1.6 million for the three months ended December 31, 2015 from $1.7 million for the three months ended December 31, 2014. The decrease was primarily related to decreases in service fees on deposit accounts of $78,000 and gains on sales of investment securities of $68,000, offset by an increase in other income of $55,000 and gains on sales of loans of $32,000.

The decrease in service fees on deposit accounts resulted from lower interchange rates paid on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in gains on sales of investment securities resulted from a lower level of sales during the current quarter as compared to the prior year quarter as slower loan growth reduced the need to sell securities to fund growth. The increase in other income resulted from the receipt of a prepayment penalty on the payoff of a commercial real estate loan occurring during the current year quarter. The increase in gain on sales of loans resulted from an increase in the volume of fixed rate mortgage loans sold on the secondary market during the quarter ended December 31, 2015.

Non-Interest Expense.  Non-interest expense decreased $320,000, or 6.3%, to $4.8 million for the three months ended December 31, 2015, from $5.1 million for the three months ended December 31, 2014. The decrease was primarily caused by decreases in net loss from operation and sale of foreclosed real estate of $135,000, other expense of $104,000 and salaries and employee benefits of $65,000. These decreases were offset by an increase in the loss on real estate held for sale of $47,000.

The decrease in net loss from operation and sale of foreclosed real estate resulted from the continued low level of other real estate owned. The decrease in salaries and employee benefits resulted primarily from reductions in staffing due to branches closed during fiscal 2015. The decrease in other expense resulted primarily from the elimination of a service contract which was terminated in June 2015. The loss on real estate held for sale resulted from a valuation allowance recorded based on an updated evaluation of the fair value, less cost to sell, of real estate held for sale and a loss on the ultimate sale of a property.

Provision for Income Taxes.  Income tax expense was $636,000 for the three months ended December 31, 2015, compared to $223,000 for the three months ended December 31, 2014.  The effective tax rate as a percent of pre-tax income was 38.0% and 33.3% for the three months ended December 31, 2015 and 2014, respectively. The increase in the effective tax rate resulted from tax-exempt income (primarily increases in cash surrender value of life insurance and interest on tax-exempt securities) making up a smaller percentage of pretax income in the current period compared to the prior period.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  Average balances are derived from daily average balances for all periods presented in the table.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. No tax equivalent yield adjustments have been made.  The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$495,742	$5,117	4.13%	$423,319	$4,459	4.21%
Securities	84,368	452	2.14	85,437	409	1.91
Fed funds sold and other interest-earning deposits	7,440	26	1.40	9,920	12	0.48
Total interest-earning assets	587,550	5,595	3.81%	518,676	4,880	3.76%
Noninterest-earning assets	75,896			61,696
Total assets	$663,446			$580,372

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$108,720	$—	—%	$60,207	$—	—%

Checking accounts	140,131	99	0.28	167,086	103	0.25
Passbook and statement savings	128,298	45	0.14	122,707	49	0.16
Variable rate money market	47,522	50	0.42	25,889	10	0.15
Certificates of deposit	123,648	364	1.18	97,040	263	1.08
Total interest bearing deposits	439,599	558	0.51	412,722	425	0.41
Total deposits	548,319	558	0.41	472,929	425	0.36

Short-term FHLB advances	20,587	8	0.16	10,353	4	0.15
Long-term FHLB advances	6,956	24	1.38	—	—	—
Total deposits and interest-bearing liabilities	575,862	590	0.41%	483,282	429	0.36%

Other liabilities	9,107			9,999
Total liabilities	584,969			493,281
Stockholders' equity	78,477			87,091
Total liabilities and stockholders' equity	$663,446			$580,372

Net interest income		$5,005			$4,451
Net interest rate spread			3.40%			3.40%
Net interest-earning assets	$11,688			$35,394
Net interest margin			3.41%			3.43%
Average of interest-earning assets to interest-bearing liabilities			102.03%			107.32%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $4.7 million and $6.2 million for the three months ended December 31, 2015 and December 31, 2014, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $8.9 million and $17.9 million for the three months ended December 31, 2015 and December 31, 2014, respectively.  During the three months ended December 31, 2015, we purchased $12.4 million and sold $5.2 million in securities held as available-for-sale, and during the three months ended December 31, 2014, we purchased $8.2 million and sold $12.1 million in securities held as available-for-sale.  Net cash provided by financing activities was $37.2 million and $30.9 million for the three months ended December 31, 2015 and December 31, 2014, respectively, and consisted of increases in deposit accounts and FHLB borrowings offset by the purchase of Company stock.

At December 31, 2015, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $64.2 million, or 9.77% of adjusted total assets, which is above the well-capitalized level of $32.8 million, or 5.00%; Common Equity Tier 1 capital of $64.2 million, or 12.09% of adjusted total assets, which is above the well-capitalized level of $34.5 million, or 6.50%; Tier 1 capital of $64.2 million, or 12.09% of risk-weighted assets, which is above the well-capitalized level of $42.5 million, or 8.00%; and total risk-based capital of $68.9 million, or 12.99% of risk-weighted assets, which is above the well-capitalized level of $53.1 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at December 31, 2015 under all Prompt Corrective Action Provisions, as determined by the OCC, our primary regulator.

At December 31, 2015, we had outstanding commitments to originate loans of $17.9 million, unused commercial lines of credit of $64.4 million, unused home equity lines of credit of $25.6 million, and stand-by letters of credit of $763,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2015 totaled $51.5 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have designed our disclosure controls and procedures to reach a level of reasonable assurance of achieving the desired control objectives.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015 at reaching a level of reasonable assurance.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2015, we were not involved in any legal proceedings, the outcome of which, in our reasonable opinion, would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On May 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to 200,000 shares of the Company's common stock, representing 4.52% of the Company's then outstanding shares. In connection with this authorization, the Company announced the completion of the previous authorization to purchase 492,695 shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of December 31, 2015, 120,670 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended December 31. 2015.

Period	(a) Total number of shares purchased[1]	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1- October 31, 2015	4,531	$17.54	4,531	100,712
November 1- November 30, 2015	1,095	17.74	1,095	99,617
December 1- December 31, 2015	22,368	18.19	22,368	77,249
Total	27,994	$18.07	27,994
______________________________________________________________________
(1) All shares were repurchased pursuant to the May 21, 2015 authorization.

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

Westbury Bancorp, Inc.

Date: January 28, 2016

/s/ Greg J. Remus
Greg J. Remus
President and Chief Executive Officer

/s/ Kirk J. Emerich
Kirk J. Emerich
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Greg J. Remus, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Kirk J. Emerich, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32
Certification of Greg J. Remus, President and Chief Executive Officer, and Kirk J. Emerich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_
* - This certification is not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended.
______________________________________