Form 10-Q
period 2016-03-31
Westbury Bancorp, Inc.
filed 2016-05-03
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016
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
There were 4,115,035 shares of Common Stock, par value $.01 per share, outstanding as of May 2, 2016.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2016 and September 30, 2015
(In Thousands, except share data)

	March 31, 2016	September 30, 2015
	(Unaudited)
Assets
Cash and due from banks	$9,594	$9,963
Interest-earning deposits	6,752	6,525
Cash and cash equivalents	16,346	16,488
Securities available-for-sale	81,936	80,286
Securities held to maturity, at amortized cost ($2,499 and $2,490 fair value at March 31, 2016 and September 30, 2015, respectively)	2,459	2,459
Loans held for sale, at lower of cost or fair value	608	431
Loans, net of allowance for loan losses of $4,863 and $4,598 at March 31, 2016 and September 30, 2015, respectively	508,800	493,425
Federal Home Loan Bank stock, at cost	3,350	3,350
Foreclosed real estate	—	283
Real estate held for investment	1,836	2,047
Real estate held for sale	808	882
Office properties and equipment, net	13,625	13,867
Cash surrender value of bank-owned life insurance	14,024	13,167
Mortgage servicing rights	1,064	1,210
Deferred tax asset	6,112	7,546
Other assets	4,139	3,488
Total assets	$655,107	$638,929
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$550,217	$531,020
Short-term advances from Federal Home Loan Bank	—	18,000
Long-term advances from Federal Home Loan Bank	20,000	—
Advance payments by borrowers for property taxes and insurance	1,861	5,382
Other liabilities	4,421	5,715
Total liabilities	576,499	560,117
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,347,412 and 5,341,114 shares issued at March 31, 2016 and September 30, 2015, respectively	53	53
Additional paid-in capital	50,755	50,145
Retained earnings	50,626	48,714
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,394)	(3,548)
Accumulated other comprehensive gain	714	352
Less common stock repurchased, 1,182,741 and 1,012,109 shares at cost, at March 31, 2016 and September 30, 2015, respectively	(20,146)	(16,904)
Total stockholders’ equity	78,608	78,812
Total liabilities and stockholders’ equity	$655,107	$638,929

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three and Six Months Ended March 31, 2016 and 2015 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$5,166	$4,685	$10,283	$9,144
Investments - nontaxable	8	15	23	32
Investments - taxable	494	404	931	796
Interest bearing deposits	37	16	63	28
Total interest and dividend income	5,705	5,120	11,300	10,000
Interest expense:
Deposits	579	446	1,137	871
Short-term advances from the Federal Home Loan Bank	15	14	23	18
Long-term advances from the Federal Home Loan Bank	47	—	71	—
Total interest expense	641	460	1,231	889
Net interest income before provision for loan losses	5,064	4,660	10,069	9,111
Provision for loan losses	125	300	275	650
Net interest income after provision for loan losses	4,939	4,360	9,794	8,461
Noninterest income:
Service fees on deposit accounts	947	999	2,025	2,155
Gain on sales of loans, net	109	174	210	243
Servicing fee income, net of amortization and impairment	17	6	54	43
Insurance and securities sales commissions	59	98	132	156
Gain on sales of securities	9	3	11	73
Gain on sales of branches and other assets	1	(12)	1	6
Increase in cash surrender value of bank-owned life insurance	110	128	220	230
Rental income from real estate operations	113	148	226	276
Other income	86	67	177	103
Total noninterest income	1,451	1,611	3,056	3,285
Noninterest expenses:
Salaries and employee benefits	2,494	2,439	4,810	4,820
Commissions	48	71	96	126
Occupancy	321	385	619	698
Furniture and equipment	122	125	243	228
Data processing	772	792	1,519	1,573
Advertising	59	44	100	104
Real estate held for investment	105	120	203	223
Net loss from operations and sale of foreclosed real estate	—	31	13	179
FDIC insurance premiums	103	107	207	212
Valuation loss on real estate held for sale	—	—	47	—
Other expenses	928	1,108	1,880	2,164
Total noninterest expenses	4,952	5,222	9,737	10,327
Income before income tax expense	1,438	749	3,113	1,419
Income tax expense	565	265	1,201	488
Net income	$873	$484	$1,912	$931
Earnings per share:
Basic	$0.23	$0.11	$0.51	$0.21
Diluted	$0.23	$0.11	$0.50	$0.21
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Three and Six Months Ended March 31, 2016 and 2015
(Unaudited)
(In Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$873	$484	$1,912	$931
Other comprehensive income, before tax:
Unrealized gains on available-for-sale securities	1,574	620	605	875
Reclassification adjustment for realized gains included in net income	(9)	(3)	(11)	(73)
Other comprehensive income, before tax	1,565	617	594	802
Income tax expense related to items of other comprehensive income	(613)	(242)	(232)	(315)
Other comprehensive income, net of tax	952	375	362	487
Comprehensive income	$1,825	$859	$2,274	$1,418

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended March 31, 2016 and 2015
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812
Net income	—	—	—	1,912	—	—	—	1,912
Other comprehensive income, net of tax	—	—	—	—	—	362	—	362
Repurchase of 170,632 shares of common stock	—	—	—	—	—	—	(3,242)	(3,242)
Exercise of 4,298 stock options	—	—	64	—	—	—	—	64
Stock based compensation expense	—	—	417	—	—	—	—	417
Allocation, or commitment to be allocated, of 15,427 shares by ESOP	—	—	129	—	154	—	—	283
Balance, March 31, 2016	$—	$53	$50,755	$50,626	$(3,394)	$714	$(20,146)	$78,608

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487
Net income	—	—	—	931	—	—	—	931
Other comprehensive income, net of tax	—	—	—	—	—	487	—	487
Repurchase of 546,861 shares of common stock	—	—	—	—	—	—	(9,369)	(9,369)
Stock based compensation expense	—	—	402	—	—	—	—	402
Allocation,or commitment to be allocated, of 10,284 shares by ESOP	—	—	95	—	103	—	—	198
Balance, March 31, 2015	$—	$53	$49,661	$46,121	$(3,651)	$441	$(13,489)	$79,136

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Six Months Ended March 31, 2016 and 2015 (Unaudited)
(In Thousands)
	Six Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$1,912	$931
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	275	650
Depreciation and amortization	383	317
Depreciation on real estate held for investment	44	66
Net amortization of securities premiums and discounts	205	272
Amortization and impairment of mortgage servicing rights	146	215
Gain on sales of available-for-sale securities	(11)	(73)
Gain on sales of branches and other assets	(1)	(6)
Write-down of real estate held-for-sale	47	—
(Gain) loss on sale of foreclosed real estate	(21)	20
Write-down of foreclosed real estate	26	57
Loans originated for sale	(17,004)	(14,510)
Proceeds from sale of loans	17,037	13,485
Gain on sale of loans, net	(210)	(243)
ESOP compensation expense	283	198
Stock based compensation expense	417	402
Deferred income taxes	1,202	488
Increase in cash surrender value of life insurance	(220)	(230)
Net change in:
Other assets	(650)	(107)
Other liabilities and advance payments by borrowers for property taxes and insurance	(4,815)	(4,317)
Net cash used in operating activities	(955)	(2,385)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(16,272)	(10,287)
Proceeds from sales of securities available-for-sale	8,740	17,536
Proceeds from maturities, prepayments, and calls of securities available-for-sale	6,282	5,819
Purchases of securities held to maturity	—	(3,025)
Purchases of real estate held for investment	(18)	—
Proceeds from sale of real estate held for investment	185	—
Purchase of FHLB stock	—	(680)
Net increase in loans	(15,650)	(51,648)
Purchase of bank-owned life insurance	(637)	—
Purchases of office properties and equipment	(141)	(486)
Proceeds from sales of real estate held-for-sale	27	—
Proceeds from sales of foreclosed real estate	278	603
Net cash used in investing activities	(17,206)	(42,168)
Cash Flows From Financing Activities
Net increase in deposits	19,197	57,119
Proceeds from long-term Federal Home Loan Bank advances	20,000	—
Net repayment of short-term Federal Home Loan Bank advances	(18,000)	(4,000)
Proceeds from exercise of stock options	64	—
Repurchase of common stock	(3,242)	(9,369)
Net cash provided by financing activities	18,019	43,750
Net decrease in cash and cash equivalents	(142)	(803)
Cash and cash equivalents at beginning	16,488	17,608
Cash and cash equivalents at end	$16,346	$16,805
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,231	$888
Supplemental Schedules of Non-cash Investing Activities
Loans receivable transferred to foreclosed real estate	$—	$425

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of March 31, 2016 and September 30, 2015 and the results of operations and cash flows for the interim periods ended March 31, 2016 and 2015.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015 filed with the U.S. Securities and Exchange Commission as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015.

The Jumpstart Our Business Startups Act (the "JOBS Act"), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the Company's initial public stock offering in April 2013.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company is evaluating the potential impact of ASU 2016-02 on the consolidated financial statements and related disclosures.

Note 3.                                 Earnings Per Share

Earnings per common share is computed using the two-class method. Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards to the extent holders of these securities are entitled to receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company's common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method.

The following table presents a reconciliation of the number of shares used in the calculation of basic and diluted earnings per common share (in thousands, except share and per share data).

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$873	$484	$1,912	$931
Basic potential common shares:
Weighted average shares outstanding	4,073,133	4,657,638	4,118,040	4,746,438
Weighted average unallocated ESOP shares	(346,266)	(368,549)	(349,713)	(371,149)
Basic weighted average shares outstanding	3,726,867	4,289,089	3,768,327	4,375,289
Dilutive effect of equity awards	53,290	33,670	47,662	28,971
Diluted weighted average shares outstanding	3,780,157	4,322,759	3,815,989	4,404,260
Basic income per share	$0.23	$0.11	$0.51	$0.21
Diluted income per share	$0.23	$0.11	$0.50	$0.21

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	38,908	506	(77)	39,337
U.S. Government agency collateralized mortgage obligations	1,770	15	(22)	1,763
U.S. Government agency commercial mortgage-backed securities	13,557	172	(21)	13,708
Municipal securities	22,624	535	—	23,159
Corporate securities	3,879	69	(4)	3,944
Total Available for Sale	80,762	1,298	(124)	81,936
Held to Maturity
Municipal securities	2,459	40	—	2,499
Total Investment Securities	$83,221	$1,338	$(124)	$84,435

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	39,380	456	(144)	39,692
U.S. Government agency collateralized mortgage obligations	1,963	18	(40)	1,941
U.S. Government agency commercial mortgage-backed securities	13,993	121	(15)	14,099
Municipal securities	21,494	222	(49)	21,667
Corporate securities	2,852	12	(2)	2,862
Total Available for Sale	79,706	830	(250)	80,286
Held to Maturity
Municipal securities	2,459	31	—	2,490
Total Investment Securities	$82,165	$861	$(250)	$82,776

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity, at March 31, 2016 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	March 31, 2016
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$912	$913
Due after one year through five years	10,183	10,396
Due after five years through ten years	13,750	14,116
Due after ten years	1,682	1,703
U.S. Government agency collateralized mortgage obligations	1,770	1,763
U.S. Government agency residential mortgage-backed securities	38,908	39,337
U.S. Government agency commercial mortgage-backed securities	13,557	13,708
	80,762	81,936

Held to maturity:
Due in one year or less	166	166
Due after one year through five years	690	694
Due after five years through ten years	954	974
Due after ten years	649	665
	2,459	2,499
Total	$83,221	$84,435

Proceeds from sales of investment securities during the three months ended March 31, 2016 and 2015, were $3,521 and $5,452, respectively. Gross realized gains, during the three months ended March 31, 2016 and 2015, on these sales amounted to $11 and $14, respectively. Gross realized losses on these sales were $2 and $11, during the three months ended March 31, 2016 and 2015, respectively.

Proceeds from sales of investment securities during the six months ended March 31, 2016 and 2015, were $8,740 and $17,536, respectively. Gross realized gains, during the six months ended March 31, 2016 and 2015, on these sales amounted to $23 and $125, respectively. Gross realized losses on these sales were $12 and $52, during the six months ended March 31, 2016 and 2015, respectively.

There were no investment securities that were pledged to secure deposits or for other purposes required or permitted by law at March 31, 2016 and September 30, 2015.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	3,302	(6)	6,477	(71)	9,779	(77)
U.S. Government agency collateralized mortgage obligations	—	—	620	(22)	620	(22)
U.S Government agency commercial mortgage-backed securities	4,130	(21)	—	—	4,130	(21)
Municipal securities	—	—	—	—	—	—
Corporate securities	246	(4)	—	—	246	(4)
	$7,678	$(31)	$7,097	$(93)	$14,775	$(124)

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	7,270	(59)	6,168	(85)	13,438	(144)
U.S. Government agency collateralized mortgage obligations	—	—	627	(40)	627	(40)
U.S. Government agency commercial mortgage-backed securities	3,511	(15)	—	—	3,511	(15)
Municipal securities	3,661	(45)	151	(4)	3,812	(49)
Corporate securities	510	(2)	—	—	510	(2)
	$14,952	$(121)	$6,946	$(129)	$21,898	$(250)

At March 31, 2016, the Company's investment portfolio included 9 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 8 securities available-for-sale which had been in an unrealized loss position for less than twelve months. These securities are considered to be acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not currently intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2015, the investment portfolio included 9 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 22 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans follows:

	March 31, 2016	September 30, 2015
Real estate:
Single family	$152,492	$153,141
Multifamily	121,140	105,750
Commercial real estate	166,067	162,957
Construction and land development	17,250	18,831
Total real estate	456,949	440,679
Commercial business	38,110	38,200
Consumer:
Home equity lines of credit	14,679	14,881
Education	3,748	4,106
Other	420	523
Total consumer	18,847	19,510
Total loans	513,906	498,389
Less:
Net deferred loan fees	243	366
Allowance for loan losses	4,863	4,598
Net loans	$508,800	$493,425

The following tables present the contractual aging of the Company's recorded investment in past due loans by class of loans as of March 31, 2016 and September 30, 2015:

March 31, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$151,651	$477	$24	$340	$152,492
Multifamily	121,140	—	—	—	121,140
Commercial real estate	166,067	—	—	—	166,067
Construction and land development	17,246	—	—	4	17,250
Commercial business	38,110	—	—	—	38,110
Consumer and other:
Home equity lines of credit	14,652	—	—	27	14,679
Education	3,643	40	25	40	3,748
Other	420	—	—	—	420
	$512,929	$517	$49	$411	$513,906

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$152,245	$473	$83	$340	$153,141
Multifamily	105,750	—	—	—	105,750
Commercial real estate	162,957	—	—	—	162,957
Construction and land development	18,827	4	—	—	18,831
Commercial business	38,200	—	—	—	38,200
Consumer and other:
Home equity lines of credit	14,691	—	—	190	14,881
Education	3,782	79	—	245	4,106
Other	523	—	—	—	523
	$496,975	$556	$83	$775	$498,389

There were no loans past due ninety days or more and still accruing interest as of March 31, 2016 and September 30, 2015.

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Single family	$340	$340
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	4	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	38	203
Education	65	260
Other	—	—
	$447	$803

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed by the Company and the contractual aging as of March 31, 2016 and September 30, 2015:

March 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$150,147	$802	$—	$1,543	$—	$152,492
Multifamily	115,563	5,577	—	—	—	121,140
Commercial real estate	163,374	1,992	403	298	—	166,067
Construction and land development	17,199	—	—	51	—	17,250
Commercial business	38,048	—	—	62	—	38,110
Consumer and other:
Home equity lines of credit	14,541	—	—	138	—	14,679
Education	3,748	—	—	—	—	3,748
Other	420	—	—	—	—	420
Total	$503,040	$8,371	$403	$2,092	$—	$513,906

September 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$150,421	$1,135	$—	$1,585	$—	$153,141
Multifamily	103,117	2,633	—	—	—	105,750
Commercial real estate	159,104	3,136	410	307	—	162,957
Construction and land development	18,831	—	—	—	—	18,831
Commercial business	36,561	—	—	1,639	—	38,200
Consumer and other:
Home equity lines of credit	14,636	—	—	245	—	14,881
Education	4,106	—	—	—	—	4,106
Other	523	—	—	—	—	523
	$487,299	$6,904	$410	$3,776	$—	$498,389

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31, 2016	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,031	$1,340	$1,652	$344	$302	$78	$4,747
Provision for loan losses	44	(160)	148	(9)	113	(11)	125
Loans charged-off	(30)	—	—	—	—	—	(30)
Recoveries	13	—	1	—	5	2	21
Ending balance	$1,058	$1,180	$1,801	$335	$420	$69	$4,863
Period-ended amount allocated for:
Individually evaluated for impairment	$3	$—	$—	$—	$—	$54	$57
Collectively evaluated for impairment	1,055	1,180	1,801	335	420	15	4,806
Ending balance	$1,058	$1,180	$1,801	$335	$420	$69	$4,863
Loans:
Individually evaluated for impairment	$1,736	$1,789	$—	$—	$—	$92	$3,617
Collectively evaluated for impairment	150,756	119,351	166,067	17,250	38,110	18,755	510,289
Ending balance	$152,492	$121,140	$166,067	$17,250	$38,110	$18,847	$513,906

Three Months Ended March 31, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,025	$932	$1,388	$367	$412	$100	$4,224
Provision for loan losses	86	93	124	(6)	(2)	5	300
Loans charged-off	(47)	—	(14)	—	—	—	(61)
Recoveries	—	—	9	—	5	6	20
Ending balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$57	$97
Collectively evaluated for impairment	1,024	1,025	1,507	361	415	54	4,386
Ending balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Loans:
Individually evaluated for impairment	$1,683	$1,874	$1,085	$—	$—	$278	$4,920
Collectively evaluated for impairment	148,419	90,320	154,036	20,941	34,569	19,046	467,331
Ending balance	$150,102	$92,194	$155,121	$20,941	$34,569	$19,324	$472,251

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended March 31, 2016 and 2015:

Six Months Ended March 31, 2016	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,604	$330	$498	$80	$4,598
Provision for loan losses	2	167	195	5	(87)	(7)	275
Loans charged-off	(30)	—	—	—	—	(10)	(40)
Recoveries	13	—	2	—	9	6	30
Ending balance	$1,058	$1,180	$1,801	$335	$420	$69	$4,863
Period-ended amount allocated for:
Individually evaluated for impairment	$3	$—	$—	$—	$—	$54	$57
Collectively evaluated for impairment	1,055	1,180	1,801	335	420	15	4,806
Ending Balance	$1,058	$1,180	$1,801	$335	$420	$69	$4,863
Loans:
Individually evaluated for impairment	$1,736	$1,789	$—	$—	$—	$92	$3,617
Collectively evaluated for impairment	150,756	119,351	166,067	17,250	38,110	18,755	510,289
Ending Balance	$152,492	$121,140	$166,067	$17,250	$38,110	$18,847	$513,906

Six Months Ended March 31, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	189	268	139	60	(36)	30	650
Loans charged-off	(208)	—	(62)	—	(14)	(2)	(286)
Recoveries	11	—	18	—	11	7	47
Ending balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$57	$97
Collectively evaluated for impairment	1,024	1,025	1,507	361	415	54	4,386
Ending balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Loans:
Individually evaluated for impairment	$1,683	$1,874	$1,085	$—	$—	$278	$4,920
Collectively evaluated for impairment	148,419	90,320	154,036	20,941	34,569	19,046	467,331
Ending balance	$150,102	$92,194	$155,121	$20,941	$34,569	$19,324	$472,251

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and six month periods ended March 31, 2016 and 2015.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs on the loans.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans.  The interest income recognized column represents all interest income on a loan reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Six months ended
March 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,573	$1,425	$—	$1,310	$14	$1,267	$28
Multifamily	1,854	1,789	—	1,803	19	1,812	38
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	116	38	—	39	—	82	—
With an allowance recorded:
Single family	311	311	3	361	3	378	7
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	54	54	54	55	1	55	2
	$3,908	$3,617	$57	$3,568	$37	$3,594	$75

				Three months ended		Six months ended
March 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,569	$1,367	$—	$1,258	$12	$1,310	$21
Multifamily	1,970	1,874	—	1,884	20	1,894	40
Commercial real estate	1,179	1,085	—	822	15	703	25
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	301	221	—	262	1	223	2
With an allowance recorded:
Single family	316	316	40	355	4	343	7
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	55	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	57	57	57	58	1	58	1
	$5,392	$4,920	$97	$4,639	$53	$4,586	$96

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Troubled debt restructurings - accrual	$3,078	$3,134
Troubled debt restructurings - nonaccrual	—	—
	$3,078	$3,134

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three or six months ended March 31, 2016 and 2015.

There were no re-defaults of TDRs that occurred during the three or six months ended March 31, 2016 and 2015.

Certain of the Bank’s executive officers, directors, and their associates are loan customers of the Bank.  As of March 31, 2016 and September 30, 2015, loans of approximately $3,357 and $3,334, respectively, were outstanding to such parties.  These loans were underwritten to the same standards as those used for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Six Months Ended March 31, 2016

Balance, beginning	$3,334
New loans originated	—
Draws on lines of credit	72
Principal repayments	(418)
Other[1]	369
Balance, ending	$3,357
1Officer, with existing loan, was promoted to executive officer position during the period.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	March 31, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$98,396	17.88%	$101,486	19.11%
Interest bearing	135,022	24.54%	131,968	24.85%
	233,418	42.42%	233,454	43.96%
Passbook and Statement Savings	131,066	23.82%	127,431	24.00%
Variable Rate Money Market Accounts	55,059	10.01%	47,876	9.02%
Certificates of Deposit	130,674	23.75%	122,259	23.02%
	$550,217	100.00%	$531,020	100.00%

Certificates of deposit over one hundred thousand dollars totaled $72,869 and $64,155 as of March 31, 2016 and September 30, 2015, respectively. Of these amounts, $10,757 and $8,775 are equal to or greater than two hundred fifty thousand dollars as of March 31, 2016 and September 30, 2015, respectively.

Note 7.                                 Regulatory Capital

The federal banking agencies have adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the Office of the Comptroller of the Currency ("OCC"). These new requirements (1) create a new required capital ratio for common equity Tier 1 ("CETI") capital, (2) increase the leverage and Tier 1 capital ratios, (3) change the risk weight of certain assets for purposes of the risk-based capital ratios, (4) create an additional capital conservation buffer over the required capital ratios and (5) change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer limits the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

Under the new capital regulations, the initial minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in for the Bank beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

Additionally, the OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). As of March 31, 2016 the Bank met all these new requirements, including the full capital conservation buffer of 2.5%.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards are presented as follows. For March 31, 2016, we have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below.

At March 31, 2016	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$65,888	12.26%	$24,184	4.500%	27,543	5.125%	$34,932	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	65,888	12.26%	32,245	6.000%	35,604	6.625%	42,994	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	70,751	13.17%	42,977	8.000%	46,335	8.625%	53,721	10.00%
Leverage (to adjusted total assets) - Westbury Bank	65,888	9.90%	26,621	4.000%	N/A	N/A	33,277	5.00%

At September 30, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets) - Westbury Bank	$64,155	12.25%	$23,567	4.50%	$34,041	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	64,155	12.25%	31,423	6.00%	41,897	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	68,753	13.12%	41,923	8.00%	52,403	10.00%
Leverage (to adjusted total assets) - Westbury Bank	64,155	10.01%	25,636	4.00%	32,045	5.00%

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table reconciles the Bank’s stockholder's equity to regulatory capital as of March 31, 2016 and September 30, 2015:

	March 31, 2016	September 30, 2015
Stockholder's equity of the Bank	$71,679	$70,976
Less: Unrealized gain on securities	(714)	(352)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(1,781)	(3,173)
Tier 1, CETI and leverage capital	65,888	64,155
Plus: Allowable general valuation allowances	4,863	4,598
Total capital	$70,751	$68,753

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

Company management has determined that the following instruments were outstanding, whose contract amounts represent credit risk:

	March 31, 2016	September 30, 2015
Commitments to extend mortgage credit:
Fixed rate	$1,863	$8,443
Adjustable rate	2,050	9,929
Unused commercial loan lines of credit	79,411	54,225
Unused home equity line of credit	26,199	26,164
Standby letters of credit	611	884
Commitment to sell loans	608	431

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally,

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2016 and September 30, 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

		Fair Value Measurements
March 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,337	—	39,337	—
U.S. Government agency collateralized mortgage obligations	1,763	—	1,763	—
U.S. Government agency commercial mortgage-backed securities	13,708	—	13,708	—
Municipal securities	23,159	—	23,159	—
Corporate securities	3,944	—	3,944	—
Total securities available-for-sale	$81,936	$—	$81,936	$—
Derivatives	$95	$—	$95	$—

Liabilities
Derivatives	$95	$—	$95	$—

		Fair Value Measurements
September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,692	—	39,692	—
U.S. Government agency collateralized mortgage obligations	1,941	—	1,941	—
U.S. Government agency commercial mortgage-backed securities	14,099	—	14,099	—
Municipal securities	21,667	—	21,667	—
Corporate securities	2,862	—	2,862	—
Total securities available-for-sale	$80,286	$—	$80,286	$—
Derivatives	$110	$—	$110	$—

Liabilities
Derivatives	$110	$—	$110	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended March 31, 2016.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and, therefore, result in a transfer between levels.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Assets recorded at fair value on a nonrecurring basis:  The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $365 and $467 had a valuation allowance of $57 and $77 included in the allowance for loan losses to reflect their fair value as of March 31, 2016 and September 30, 2015, respectively.

Foreclosed real estate:  The Company does not record foreclosed real estate owned at fair value on a recurring basis.  The fair value of foreclosed real estate was determined using Level 3 inputs based on appraisals or broker pricing opinions.  In some cases, adjustments were made to these values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in collateral.  Foreclosed real estate is measured at fair value less estimated costs to sell at the date of foreclosure.  Subsequent to foreclosure, additional writedowns may be recorded based on changes to the fair value of the assets.

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of March 31, 2016, mortgage servicing rights with a carrying amount of $1,169 had a valuation allowance of $105 to reflect their fair value of $1,064.  As of September 30, 2015, mortgage servicing rights with a carrying amount of $1,315 had a valuation allowance of $105 to reflect their fair value of $1,210.

Real estate held for sale: The Company does not record real estate held for sale at fair value on a recurring basis. The fair value of real estate held for sale was determined using Level 3 inputs based on appraisals or broker pricing opinions. In some cases, adjustments were made to these values due to various factors including the age of the appraisal, age of comparables included in the appraisal, and known changes in the market. Real estate held for sale is measured at fair value less estimated costs to sell at the time of transfer. Subsequent to transfer, additional writedowns may be recorded based on changes to the fair value of the assets.

		Fair Value Measurements
March 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$308	$—	$—	$308
Foreclosed real estate	—	—	—	—
Mortgage servicing rights	1,064	—	—	1,064
Real estate held for sale	808	—	—	808

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

Disclosure of fair value information about financial instruments, for which it is practicable to estimate that value, is required whether or not recognized in the accompanying consolidated balance sheets.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  Certain financial instruments with a fair value that is not practicable to estimate and all non-financial instruments are excluded from the disclosure requirements.  Accordingly, the aggregate fair value amounts presented herein do not necessarily represent the underlying value of the Company for assets and liabilities not previously described.  The Company, in estimating its fair value disclosures for financial instruments not described above, used the following methods and assumptions:

Cash and cash equivalents:  The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximate those assets’ fair values.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at March 31, 2016 and September 30, 2015.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates noted below were as follows:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$16,346	$16,346	$16,346	$—	$—
Securities available for sale	81,936	81,936	—	81,936	—
Securities held to maturity	2,459	2,499	—	2,499	—
Loans, net	508,800	509,472	—	—	509,472
Loans held for sale, net	608	608	—	608	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,064	1,064	—	—	1,064
Accrued interest receivable	2,113	2,113	2,113	—	—
Derivative asset	95	95	—	95	—
Financial liabilities:
Deposits	550,217	528,205	98,396	—	429,809
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	19,875	—	—	19,875
Advance payments by borrowers for property taxes and insurance	1,861	1,861	1,861	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	95	95	—	95	—

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. Additional principal payments, which serve to pay down the debt and accelerate the release of ESOP shares, may be made by the Bank at the discretion of its Board of Directors. The ESOP shares were pledged as collateral for its debt obligations to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the accompanying balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the released shares, and the released shares become outstanding for EPS computations. During each of the three months ended March 31, 2016 and 2015, 10,285 and 5,142 shares were committed to be released, respectively. The total ESOP compensation expense recorded for the three months ended March 31, 2016 and 2015 was $192 and $86, respectively. During each of the six months ended March 31, 2016 and 2015, 15,427 and 10,284 shares were committed to be released, respectively, 5,142 of which were released and available for allocation at December 31, 2015 and 2014, respectively, concurrent with the payment of the annual debt service on the ESOP loan. The total ESOP compensation expense recorded for the six months ended March 31, 2016 and 2015 was $283 and $198, respectively.

The ESOP shares as of March 31, 2016 and September 30, 2015 were as follows (in thousands, except share data):

	March 31, 2016	September 30, 2015

Allocated shares to active participants	53,521	34,132
Shares committed to be released	10,285	15,428
Unallocated shares	339,435	354,835
Total ESOP shares	403,241	404,395
Fair value of unallocated shares	$6,449	$6,323

Note 11. Equity Compensation Plans

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Total cost of stock grant plan during the period	$151	$155	$302	$310
Total cost of stock option plan during the period	58	46	115	92
Total cost of share-based payment plans during the period	$209	$201	$417	402

Amount of related income tax benefit recognized in income	$82	$79	$164	$158

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance under the Plan of up to 203,665 restricted stock

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

awards and up to 509,162 stock options. As of March 31, 2016 there were 3,092 restricted stock awards and 100,753 options available for future grants under the Plan.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year. Options are granted with an exercise price equal to no less than the market price of the Company's common shares at the date of grant: those option awards generally vest pro-rata over five years of service and have 10-year contractual terms. Restricted shares typically vest pro-rata over a five year period. Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes stock options outstanding for the three and six months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2015	403,111	$15.69
Granted	1,000	18.40
Exercised	—	—
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of March 31, 2016	404,111	$15.69	8.46	$1,336
Options exercisable as of March 31, 2016	60,946	$15.20	8.25	$232

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2015	406,409	$15.68
Granted	2,000	18.00
Exercised	4,298	15.20
Expired or canceled	—	—
Forfeited	—	—
Options outstanding as of March 31, 2016	404,111	$15.69	8.46	$1,336
Options exercisable as of March 31, 2016	60,946	$15.20	8.25	$232

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following assumptions were used for options granted during the six months ended March 31:

	2016	2015
Risk-free interest rate	1.71%	—%
Expected volatility of Company's stock	7.73%	—%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	0.0
Weighted average fair value per option of options granted during the period	$2.76	$—

The total intrinsic value of options exercised during each of the six months ended March 31, 2016 and 2015 was $10 and $0. There were no options exercised during the three months ended March 31, 2016 and 2015.

The following is a summary of changes in restricted shares for the three and six months ended March 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2015	159,052	$15.22
Granted	1,000	18.40
Vested	—	—
Forfeited	—	—
Shares Outstanding at March 31, 2016	160,052	$15.23

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2015	158,052	$15.20
Granted	2,000	18.00
Vested	—	—
Forfeited	—	—
Shares Outstanding at March 31, 2016	160,052	$15.23

The total intrinsic value of restricted shares that vested during the three and six months ended March 31, 2016 and 2015 was $0.

As of March 31, 2016, there was $2.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At March 31, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.4 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented below:

Balance Sheets

	March 31,	September 30,
	2016	2015
Assets
Cash and interest bearing deposits	$950	$1,440
Investments	75	115
Loan to ESOP	3,620	3,778
Investment in subsidiary	74,621	74,201
Other assets	2,386	2,660
Total assets	$81,652	$82,194
Liabilities and Stockholders' Equity
Total liabilities	$101	$157
Stockholders' equity	81,551	82,037
Total liabilities and stockholders' equity	$81,652	$82,194

Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest and other income	$33	$63	$65	$126
Interest and other expense	130	165	251	349
Loss before income tax benefit and equity in undistributed net income of subsidiary	(97)	(102)	(186)	(223)
Income tax benefit	(21)	(24)	(39)	(54)
Loss before equity in undistributed net income of subsidiary	(76)	(78)	(147)	(169)
Equity in undistributed net income of subsidiary	949	562	2,059	1,100
Net income	$873	$484	$1,912	$931

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Six Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$1,912	$931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(2,059)	(1,100)
Net change in other liabilities	(56)	16
Net change in other assets	693	100
Net cash provided by (used in) operating activities	490	(53)

Cash Flows From Investing Activities
Purchase of securities	—	(728)
Sales and maturities of securities	40	5,894
Payments received on ESOP loan	158	153
Dividend received from bank subsidiary	2,000	—
Net cash provided by investing activities	2,198	5,319

Cash Flows From Financing Activities
Stock options exercised	64	—
Repurchase of common stock	(3,242)	(9,369)
Net cash used in financing activities	(3,178)	(9,369)
Net decrease in cash	(490)	(4,103)
Cash
Beginning of period	1,440	6,878
End of period	$950	$2,775

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

•
significant increases in our loan losses, including as a result of our inability to resolve classified loans, and changes in management’s assumptions in determining the adequacy of the allowance for loan losses;

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

•
changes in laws or government regulations or policies affecting financial institutions, including changes in the regulations implementing the Dodd-Frank Act, the JOBS Act and similar future laws, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new Basel III capital regulations), and regulatory fees and compliance costs;

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
Our results of operations also may be affected significantly by general and local economic and competitive conditions (particularly in southeastern Wisconsin), changes in market interest rates, governmental policies and actions of regulatory authorities.

Comparison of Financial Condition at March 31, 2016 and September 30, 2015

Total Assets.  Total assets increased by $16.2 million, or 2.5%, to $655.1 million at March 31, 2016 from $638.9 million at September 30, 2015.  The increase in total assets was primarily the result of an increase in net loans of $15.4 million, securities available for sale of $1.7 million and cash surrender value of life insurance of $857,000, offset by a decrease in deferred tax asset of $1.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $142,000, or 0.9%, to $16.3 million at March 31, 2016 from $16.5 million at September 30, 2015. The decrease was the result of the use of cash to partially fund growth in the Bank's loan and investment portfolios.

Net Loans.  Net loans increased by $15.4 million, or 3.1%, to $508.8 million at March 31, 2016 from $493.4 million at September 30, 2015.  Multifamily loans increased by $15.4 million and commercial real estate loans by $3.1 million, offset by a decrease in construction and land development loans of $1.6 million and single family loans of $649,000. The increase in multifamily loans and the decrease in construction and land development loans resulted from the transfer of several properties from construction upon completion of the projects during the period. The increase in commercial real estate loans resulted from our continued efforts to grow this segment of the portfolio, particularly loans secured by owner-occupied properties. The decrease in single family loans resulted from an increase in refinancing activity in the current low interest rate environment.

Investment Securities.  Investment securities available for sale increased $1.7 million, or 2.1%, to $81.9 million at March 31, 2016 from $80.3 million at September 30, 2015.  Municipal securities available for sale increased $1.5 million and corporate bonds increased $1.1 million, offset by a decrease in mortgage-backed securities and collateralized mortgage obligations of $924,000. These changes occurred as we invested new deposit balances and repositioned the portfolio through normal portfolio management.

Net unrealized gain on securities increased by $594,000 to $1.2 million at March 31, 2016 from a net unrealized gain of $580,000 at September 30, 2015, reflecting the effect of a decrease in market interest rates.  At March 31, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities, municipal securities, and corporate bonds. At March 31, 2016, investment securities classified as held to maturity consisted entirely of municipal securities.

The outstanding balances of investment securities held to maturity were unchanged at March 31, 2016 from the balances at September 30, 2015.

Foreclosed Real Estate.  Foreclosed real estate decreased $283,000, or 100.0%, to zero at March 31, 2016 from $283,000 at September 30, 2015, as we sold $257,000 of foreclosed properties and recorded valuation adjustments of $26,000 during the period.  At March 31, 2016, we held no foreclosed real estate.

Cash Surrender Value of Bank-Owned Life Insurance. Cash surrender value of bank-owned life insurance increased $857,000, or 6.5%, to $14.0 million at March 31, 2016 from $13.2 million at September 30, 2015, as we purchased single premium life insurance on our president and CEO for $637,000 in addition to regular income earned during the period.

Deferred Tax Asset. The deferred tax asset decreased $1.4 million, or 19.0%, to $6.1 million at March 31, 2016 from $7.5 million at September 30, 2015, as the asset was reduced by the accrual of income tax expense as a result of the Company recording taxable income for the period and due to a decrease in the deferred tax asset relating to unrealized gains and losses on investment securities available for sale incurred during the six months ended March 31, 2016.

Deposits.  Deposits increased $19.2 million, or 3.6%, to $550.2 million at March 31, 2016 from $531.0 million at September 30, 2015.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $10.8 million, or 2.6%, to $419.5 million at March 31, 2016 from $408.8 million at September 30, 2015.  In particular, variable rate money market accounts increased by $7.2 million, or 15.0%, to $55.1 million at March 31, 2016 from $47.9 million at September 30, 2015 offset by a decrease in noninterest bearing deposits of $3.1 million, or 3.0%, to $98.4 million at March 31, 2016 from $101.5 million at September 30, 2015. Certificates of deposit increased $8.4 million, or 6.9%, to $130.7 million at March 31, 2016 from $122.3 million at September 30, 2015.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions.

Short Term Advances from FHLB. Short-term advances from the FHLB decreased by $18.0 million, or 100.0% to zero at March 31, 2016 from $18.0 million at September 30, 2015 as we paid down all overnight borrowings at quarter end. We anticipate continuing to use short term advances to fund a portion of our growth as needed.

Long Term Advances from FHLB. Long-term advances from the FHLB increased by $20.0 million to $20.0 million at March 31, 2016 from zero at September 30, 2015. In anticipation of a long term trend of rising interest rates as the Federal Open Market Committee began to raise the Fed Funds rate in December 2015, we locked in long-term advances with terms from three to eight years during the period.

Advance Payments By Borrowers For Property Taxes and Insurance.  Advance payments by borrowers for property taxes and insurance decreased by $3.5 million, or 65.4%, to $1.9 million at March 31, 2016 from $5.4 million at September 30, 2015 due to seasonal disbursements to customers in December 2015 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity decreased $204,000 to $78.6 million at March 31, 2016 from $78.8 million at September 30, 2015.  The decrease resulted primarily from the repurchase of 170,632 shares of common stock for $3.2 million, offset by net income of $1.9 million, stock based compensation expense of $417,000, allocation of ESOP shares of $283,000 and an increase in other comprehensive income of $362,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2016:
Real estate loans:
One- to four-family	5	$477	2	$24	4	$340	11	$841
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	1	4	1	4
Total real estate	5	477	2	24	5	344	12	845
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	4	40	1	25	7	40	12	105
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	4	40	1	25	8	67	13	132
Total	9	$517	3	$49	13	$411	25	$977
At September 30, 2015:
Real estate loans:
One- to four-family	10	$473	1	$83	5	$340	16	$896
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	1	4	—	—	—	—	1	4
Total real estate	11	477	1	83	5	340	17	900
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	3	190	3	190
Education	5	79	—	—	10	245	15	324
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	79	—	—	13	435	18	514
Total	16	$556	1	$83	18	$775	35	$1,414

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention at the dates indicated:

	At March 31, 2016	At September 30, 2015
	(In thousands)
Classified Loans:
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	1,348	1,390
Multi-family	—	—
Commercial	298	307
Construction and land	47	—
Total real estate loans	1,693	1,697
Commercial business loans	62	1,639
Consumer loans:
Home equity lines of credit	111	55
Other consumer loans	—	—
Total consumer loans	111	55
Total substandard — performing	1,866	3,391
Substandard — Nonperforming:
Real estate loans:
One- to four-family	195	195
Multi-family	—	—
Commercial	—	—
Construction and land	4	—
Total real estate loans	199	195
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	27	190
Other consumer loans	—	—
Total consumer loans	27	190
Total substandard — nonperforming	226	385
Total classified loans	2,092	3,776
Foreclosed real estate	—	283
Total classified assets	$2,092	$4,059
Special mention:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	403	410
Construction and land	—	—
Total real estate loans	403	410
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	403	410
Total classified assets and special mention loans	$2,495	$4,469

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

	At March 31, 2016	At September 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$340	$340
Multi family	—	—
Commercial	—	—
Construction and land	4	—
Total real estate	344	340
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	38	203
Education	65	260
Other consumer loans	—	—
Total consumer loans	103	463
Total nonaccrual loans (1)	447	803
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	447	803
Foreclosed assets:
One- to four-family	—	89
Multi-family	—	—
Commercial real estate	—	194
Construction and land	—	—
Home equity line of credit	—	—
Total foreclosed assets	—	283
Total nonperforming assets	$447	$1,086
Performing troubled debt restructurings	$3,078	$3,134
Ratios:
Nonperforming loans to total loans	0.09%	0.16%
Nonperforming assets to total assets	0.07%	0.17%
Nonperforming assets and troubled debt restructurings to total assets	0.54%	0.66%
_______________________

(1)	There were no troubled debt restructurings that were on non-accrual status at March 31, 2016 or September 30, 2015.

The decrease in delinquent loans and non-performing assets at March 31, 2016, from September 30, 2015, was primarily due to our ongoing collection efforts and the quality of our underwriting, which resulted in reductions in delinquent and non-performing loans. The reduction in classified assets between these same dates resulted primarily from the payoff of a performing Substandard commercial business relationship as a result of the customer refinancing the debt with another financial institution and paying us in full.

Interest income that would have been recorded for the three and six months ended March 31, 2016, had non-accruing loans been current according to their original terms, amounted to approximately $6,000 and $11,000, respectively.  There was no interest related to these loans included in interest income for the three and six months ended March 31, 2016.

Other Loans of Concern.   There were no other loans at March 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers available to our management that would cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that are reasonably likely to result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General.  Net income for the three months ended March 31, 2016 was $873,000 compared to $484,000 for the three months ended March 31, 2015. The increase in net income of $389,000 was due primarily to increases of $404,000 in net interest income and decreases in noninterest expenses of $270,000 and our provision for loan losses of $175,000 offset by a decrease in noninterest income of $160,000 and an increase in income tax expense of $300,000.

Interest and Dividend Income. Interest and dividend income increased $585,000, or 11.4%, to $5.7 million for the three months ended March 31, 2016 from $5.1 million for the three months ended March 31, 2015. This increase was attributable to an increase of $481,000 in interest income on loans receivable and $104,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $47.8 million, or 8.7%, to $597.0 million for the three months ended March 31, 2016 from $549.2 million for the three months ended March 31, 2015. The yield on average interest-earning assets increased by 9 basis points to 3.82% for the three months ended March 31, 2016 from 3.73% for the three months ended March 31, 2015.

The average balance of loans increased $50.0 million to $504.8 million for the three months ended March 31, 2016 from $454.8 million for the three months ended March 31, 2015. The average yield on loans decreased by 3 basis points to 4.09% for the three months ended March 31, 2016 from 4.12% for the three months ended March 31, 2015.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities decreased by $1.3 million, or 1.6%, to $84.7 million for the three months ended March 31, 2016 from $86.1 million for the three months ended March 31, 2015, while the average yield on investment securities increased by 42 basis points to 2.37% for the three months ended March 31, 2016 from 1.95% for the three months ended March 31, 2015. This increase in the average yield on investment securities was due to the inclusion in the investment portfolio of commercial mortgage-backed securities and corporate securities for the three months ended March 31, 2016. These higher yielding types of securities were not part of the portfolio for the three months ended March 31, 2015.

Interest Expense. Total interest expense increased $181,000, or 39.3%, to $641,000 for the three months ended March 31, 2016 from $460,000 for the three months ended March 31, 2015.  Interest expense on deposit accounts increased $133,000 to $579,000 for the three months ended March 31, 2016 from $446,000 for the three months ended March 31, 2015.

The average balance of deposits and interest-bearing liabilities increased $57.5 million, or 10.8%, to $589.3 million for the three months ended March 31, 2016 from $531.8 million for the three months ended March 31, 2015. The average cost of deposits and interest-bearing liabilities increased 9 basis points to 0.44% for the three months ended March 31, 2016 from 0.35% for the three months ended March 31, 2015.

The average balance of interest bearing deposits increased $42.5 million to $444.5 million for the three months ended March 31, 2016 from $401.9 million for the three months ended March 31, 2015, and the average cost of interest bearing deposits increased 8 basis points to 0.52% from 0.44%. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $27.3 million and the average balance of lower cost checking, savings and money market accounts increasing by only $15.2 million. Additionally, the average balance of non-interest bearing demand deposits increased by $21.0 million which helped hold the increase in our overall cost of deposits to only 5 basis points.

Interest expense on FHLB advances increased $48,000 to $62,000 for the three months ended March 31, 2016 from $14,000 for the three months ended March 31, 2015. The increase was due to an increase in the average cost of FHLB advances of 54 basis points to 0.67% for the three months ended March 31, 2016 from 0.13% for the three months ended March 31, 2015. The increase in the average cost was partially offset by a decrease in the average balance of FHLB advances of $6.0 million for the three months ended March 31, 2016. This increase in the average cost resulted from the addition of long-term FHLB advances to our borrowing mix during the current period.

Net Interest Income. Net interest income increased $404,000, or 8.7%, to $5.1 million for the three months ended March 31, 2016 from $4.7 million for the three months ended March 31, 2015.  Average interest-earning assets increased by $47.8 million, or 8.7%, to $597.0 million for the three months ended March 31, 2016, from $549.2 million for the three months ended March 31, 2016. Average deposits and interest-bearing liabilities increased by $57.5 million, or 10.8%, to $589.3 million for the three months ended March 31, 2016, from $531.8 million for the three months ended March 31, 2015.  Our net interest margin was unchanged at 3.39% for each of the three months ended March 31, 2016 and March 31, 2015.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. However, the change in asset mix with growth concentrated in the loan portfolio also positively impacted the margin between these periods as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $125,000 for the three months ended March 31, 2016 compared to $300,000 for the three months ended March 31, 2015.  The decrease in the provision resulted from the improvement in our charge-off experience compared to the prior year period and slower growth in the loan portfolio compared to the prior year period. The allowance for loan losses was $4.9 million, or 0.95% of total loans, at March 31, 2016, compared to $4.6 million, or 0.92% of total loans, at September 30, 2015, and $4.5 million, or 0.95% of total loans, at March 31, 2015.

Total nonperforming loans were $447,000, or 0.09% of total loans, at March 31, 2016, compared to $803,000, or 0.16% of total loans, at September 30, 2015, and $1.1 million, or 0.23% of total loans, at March 31, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 1087.9% at March 31, 2016, compared to 572.6% at September 30, 2015, and 412.0% at March 31, 2015.

Total classified loans were $2.1 million at March 31, 2016, compared to $3.8 million at September 30, 2015, and $2.9 million at March 31, 2015.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2016 and September 30, 2015.

Non-Interest Income.  Non-interest income decreased $160,000, or 9.9%, to $1.5 million for the three months ended March 31, 2016 from $1.6 million for the three months ended March 31, 2015. This decrease was primarily related to decreases in service fees on deposit accounts of $52,000 and gains on sales of loans of $65,000.

The decrease in service fees on deposit accounts resulted from lower interchange rates paid on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in gain on sales of loans resulted from a decrease in the volume of fixed rate mortgage loans sold on the secondary market during the quarter ended March 31, 2016.

Non-Interest Expense.  Non-interest expense decreased $270,000, or 5.2%, to $5.0 million for the three months ended March 31, 2016, from $5.2 million for the three months ended March 31, 2015. This decrease was primarily caused by decreases in each of other expense of $180,000, occupancy expense of $64,000 and net loss from operations and sale of foreclosed real estate of $31,000. These decreases were offset by an increase in salaries and employee benefits of $55,000 between the periods.

The decrease in other expense resulted primarily from the elimination of a service contract which was terminated in June 2015. The decrease in occupancy expense resulted from the closure of an underperforming branch office in June 2015. The decrease in net loss from operations and sale of foreclosed real estate resulted from the continued low level of foreclosed real estate. The increase in salaries and employee benefits resulted from an increase in the accrual for ESOP expense as we are contemplating making an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016.

Provision for Income Taxes.  Income tax expense was $565,000 for the three months ended March 31, 2016, compared to $265,000 for the three months ended March 31, 2015.  The effective tax rate as a percent of pre-tax income was 39.3% and 35.4% for the three months ended March 31, 2016 and 2015, respectively. This increase in the effective tax rate resulted from tax-exempt income (primarily increases in cash surrender value of bank-owned life insurance and interest on tax-exempt securities) making up a smaller percentage of pretax income in the current year period compared to the prior year period.

Comparison of Operating Results for the Six Months Ended March 31, 2016 and March 31, 2015

General.  Net income for the six months ended March 31, 2016 was $1.9 million compared to $931,000 for the six months ended March 31, 2015. The increase in net income of $981,000 was due primarily to increases of $1.0 million in net interest income and decreases in noninterest expenses of $590,000 and our provision for loan losses of $375,000 offset by an increase in income tax expense of $713,000.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 13.0%, to $11.3 million for the six months ended March 31, 2016 from $10.0 million for the six months ended March 31, 2015. This increase was primarily attributable to an increase of $1.1 million in interest income on loans receivable and $126,000 in interest and dividend income on investment securities.

The average balance of interest-earning assets increased $58.5 million, or 11.0%, to $592.3 million for the six months ended March 31, 2016 from $533.8 million for the six months ended March 31, 2015. The yield on average interest-earning assets increased by 7 basis points to 3.82% for the six months ended March 31, 2016 from 3.75% for the six months ended March 31, 2015.

The average balance of loans increased $61.4 million to $500.2 million for the six months ended March 31, 2016 from $438.9 million for the six months ended March 31, 2015. The average yield on loans decreased by 6 basis points to 4.11% for the six months ended March 31, 2016 from 4.17% for the six months ended March 31, 2015.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities decreased by $1.2 million, or 1.4%, to $84.5 million for the six months ended March 31, 2016 from $85.7 million for the six months ended March 31, 2015, while the average yield on investment securities increased by 33 basis points to 2.26% for the six months ended March 31, 2016 from 1.93% for the six months ended March 31, 2015. This increase in the average yield on investment securities was due to the inclusion in the investment portfolio of commercial mortgage-backed securities and corporate securities for the six months ended March 31, 2016. These higher yielding types of securities were not part of the portfolio for the six months ended March 31, 2015.

Interest Expense. Total interest expense increased $342,000, or 38.5%, to $1.2 million for the six months ended March 31, 2016 from $889,000 for the six months ended March 31, 2015.  Interest expense on deposit accounts increased $266,000 to $1.1 million for the six months ended March 31, 2016 from $871,000 for the six months ended March 31, 2015.

The average balance of deposits and interest-bearing liabilities increased $75.3 million, or 14.8%, to $582.5 million for the six months ended March 31, 2016 from $507.3 million for the six months ended March 31, 2015. The average cost of deposits and interest-bearing liabilities increased 7 basis points to 0.42% for the six months ended March 31, 2016 from 0.35% for the six months ended March 31, 2015.

The average balance of interest bearing deposits increased $34.6 million to $442.0 million for the six months ended March 31, 2016 from $407.4 million for the six months ended March 31, 2015, and the average cost of interest bearing deposits increased 8 basis points to 0.51% from 0.43%. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $27.0 million and the average balance of lower cost checking, savings and money market accounts increasing by only $7.7 million. Additionally, the average balance of non-interest bearing demand deposits increased by $34.9 million which helped hold the increase in our overall cost of deposits to only 5 basis points.

Interest expense on FHLB advances increased $76,000 to $94,000 for the six months ended March 31, 2016 from $18,000 for the six months ended March 31, 2015. This increase was due to an increase in the average balance of FHLB advances of $5.7 million to $32.4 million for the six months ended March 31, 2016 compared to $26.6 million for the six months ended March 31, 2015. The cost of FHLB advances increased 44 basis points to 0.58% for the six months ended

March 31, 2016 from 0.14% for the six months ended March 31, 2015. This increase in the average cost resulted from the addition of long-term FHLB advances to our borrowing mix during the current period.

Net Interest Income. Net interest income increased $1.0 million, or 10.5%, to $10.1 million for the six months ended March 31, 2016 from $9.1 million for the six months ended March 31, 2015.  Average interest-earning assets increased by $58.5 million, or 11.0%, to $592.3 million for the six months ended March 31, 2016, from $533.8 million for the six months ended March 31, 2015. Average deposits and interest-bearing liabilities increased by $75.3 million, or 14.8%, to $582.5 million for the six months ended March 31, 2016, from $507.3 million for the six months ended March 31, 2015.  Our net interest margin decreased 1 basis point to 3.40% for the six months ended March 31, 2016 from 3.41% for the six months ended March 31, 2015.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. However, the change in asset mix with growth concentrated in the loan portfolio also positively impacted the margin between these periods as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $275,000 for the six months ended March 31, 2016 compared to $650,000 for the six months ended March 31, 2015.  For additional information regarding our allowance for loan losses and certain related ratios at March 31, 2016, September 30, 2015 and March 31, 2015, see "--Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2016 and September 30, 2015.

Non-Interest Income.  Non-interest income decreased $229,000, or 7.0%, to $3.1 million for the six months ended March 31, 2016 from $3.3 million for the six months ended March 31, 2015. This decrease was primarily related to decreases in service fees on deposit accounts of $130,000, gains on sales of investment securities of $62,000, rental income from real estate operations of $50,000 and gains on sales of loans of $33,000, offset by an increase in other income of $74,000.

The decrease in service fees on deposit accounts resulted from lower interchange rates paid on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in gains on sales of investment securities resulted from a lower level of sales during the current period as compared to the prior year period as slower loan growth reduced the need to sell securities to fund growth. The decrease in rental income from real estate operations resulted from a decrease in the level of our real estate holdings compared to the prior period. The decrease in gain on sales of loans resulted from a decrease in the volume of fixed rate mortgage loans sold on the secondary market during the six months ended March 31, 2016. The increase in other income resulted primarily from the receipt of a prepayment penalty on the payoff of a commercial real estate loan occurring during the current year period.

Non-Interest Expense.  Non-interest expense decreased $590,000, or 5.7%, to $9.7 million for the six months ended March 31, 2016, from $10.3 million for the six months ended March 31, 2015. This decrease was primarily caused by decreases in each of other expense of $284,000, net loss from operations and sale of foreclosed real estate of $166,000, occupancy expense of $79,000 and data processing of $54,000.

The decrease in other expense resulted primarily from the elimination of a service contract which was terminated in June 2015. The decrease in net loss from operations and sale of foreclosed real estate resulted from the continued low level of foreclosed real estate. The decrease in salaries and employee benefits resulted primarily from reductions in staffing due to branches closed during fiscal 2015. The decrease in occupancy expense also resulted from the 2015 branch closures. The decrease in data processing resulted from the termination of a subservicing contract for loans sold on the secondary market with servicing retained by the Bank.

Provision for Income Taxes.  Income tax expense was $1.2 million for the six months ended March 31, 2016, compared to $488,000 for the six months ended March 31, 2015.  The effective tax rate as a percent of pre-tax income was 38.6% and 34.4% for the six months ended March 31, 2016 and 2015, respectively. This increase in the effective tax rate resulted from tax-exempt income (primarily increases in cash surrender value of bank-owned life insurance and interest on tax-exempt securities) making up a smaller percentage of pretax income in the current year period compared to the prior year period.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$504,800	$5,166	4.09%	$454,759	$4,685	4.12%
Securities	84,706	502	2.37	86,053	419	1.95
Fed funds sold and other interest-earning deposits	7,502	37	1.97	8,347	16	0.77
Total interest-earning assets	597,008	5,705	3.82%	549,159	5,120	3.73%
Noninterest-earning assets	74,638			72,801
Total assets	$671,646			$621,960

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$107,568	$—	—%	$86,610	$—	—%

Checking accounts	140,689	96	0.27	148,443	111	0.30
Passbook and statement savings	127,599	44	0.14	122,514	41	0.13
Variable rate money market	46,932	50	0.43	29,047	16	0.22
Certificates of deposit	129,256	389	1.20	101,925	278	1.09
Total interest bearing deposits	444,476	579	0.52	401,929	446	0.44
Total deposits	552,044	579	0.42	488,539	446	0.37

Short-term FHLB advances	21,758	15	0.28	43,283	14	0.13
Long-term FHLB advances	15,495	47	1.21	—	—	—
Total FHLB advances	37,253	62	0.67	43,283	14	0.13

Total deposits and interest-bearing liabilities	589,297	641	0.44%	531,822	460	0.35%

Other liabilities	5,231			4,787
Total liabilities	594,528			536,609
Stockholders' equity	77,118			85,351
Total liabilities and stockholders' equity	$671,646			$621,960

Net interest income		$5,064			$4,660
Net interest rate spread			3.39%			3.38%
Net interest-earning assets	$7,711			$17,337
Net interest margin			3.39%			3.39%
Average of interest-earning assets to interest-bearing liabilities			101.31%			103.26%

	For the Six Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$500,246	$10,283	4.11%	$438,866	$9,144	4.17%
Securities	84,536	954	2.26	85,742	828	1.93
Fed funds sold and other interest-earning deposits	7,471	63	1.69	9,142	28	0.61
Total interest-earning assets	592,253	11,300	3.82%	533,750	10,000	3.75%
Noninterest-earning assets	75,270			67,188
Total assets	$667,523			$600,938

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$108,147	$—	—%	$73,263	$—	—%

Checking accounts	140,409	195	0.28	156,993	214	0.27
Passbook and statement savings	127,950	89	0.14	122,612	90	0.15
Variable rate money market	47,228	100	0.42	28,324	26	0.18
Certificates of deposit	126,437	753	1.19	99,456	541	1.09
Total interest bearing deposits	442,024	1,137	0.51	407,385	871	0.43
Total deposits	550,171	1,137	0.41	480,648	871	0.36

Short-term FHLB advances	21,169	23	0.22	26,637	18	0.14
Long-term FHLB advances	11,202	71	1.27	—	—	—
Total FHLB advances	32,371	94	0.58	26,637	18	0.14

Total deposits and interest-bearing liabilities	582,542	1,231	0.42%	507,285	889	0.35%

Other liabilities	7,180			7,422
Total liabilities	589,722			514,707
Stockholders' equity	77,801			86,231
Total liabilities and stockholders' equity	$667,523			$600,938

Net interest income		$10,069			$9,111
Net interest rate spread			3.40%			3.40%
Net interest-earning assets	$9,711			$26,465
Net interest margin			3.40%			3.41%
Average of interest-earning assets to interest-bearing liabilities			101.67%			105.22%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $1.0 million and $2.4 million for the six months ended March 31, 2016 and March 31, 2015, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $17.2 million and $42.2 million for the six months ended March 31, 2016 and March 31, 2015, respectively.  During the six months ended March 31, 2016, we purchased $16.3 million and sold $8.7 million in securities held as available-for-sale, and during the six months ended March 31, 2015, we purchased $10.3 million and sold $17.5 million in securities held as available-for-sale.  Net cash provided by financing activities was $18.0 million and $43.8 million for the six months ended March 31, 2016 and March 31, 2015, respectively, and consisted of increases in deposit accounts and FHLB borrowings offset by the purchase of Company stock.

At March 31, 2016, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $65.9 million, or 9.90% of adjusted total assets, which is above the well-capitalized level of $33.3 million, or 5.00%; Common Equity Tier 1 capital of $65.9 million, or 12.26% of adjusted total assets, which is above the well-capitalized level of $34.9 million, or 6.50%; Tier 1 capital of $65.9 million, or 12.26% of risk-weighted assets, which is above the well-capitalized level of $43.0 million, or 8.00%; and total risk-based capital of $70.8 million, or 13.17% of risk-weighted assets, which is above the well-capitalized level of $53.7 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at March 31, 2016 under all Prompt Corrective Action Provisions as determined by the OCC, our primary regulator.

At March 31, 2016, we had outstanding commitments to originate loans of $3.9 million, unused commercial lines of credit of $79.4 million, unused home equity lines of credit of $26.2 million, and stand-by letters of credit of $611,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2016 totaled $56.1 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with GAAP, are not recorded in our financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and generally take the form of loan commitments, lines of credit and standby letters of credit. These arrangements are not likely to have a material impact on the Company's financial condition or results of operations. We have not engaged in any other off-balance-sheet transactions in the normal course of our lending activities.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 at reaching a level of reasonable assurance.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2016, we were not involved in any legal proceedings, the outcome of which, in our reasonable opinion, would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On February 9, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's then outstanding shares. In connection with this authorization, the Company announced the completion of the previous authorization (on May 21, 2015) to purchase 200,000 shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of March 31, 2016, 65,389 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended March 31, 2016.

Period	(a) Total number of shares purchased		(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2016	77,249	(1)	$19.46	77,249	—
February 1 - February 29, 2016	25,900	(2)	18.47	25,900	397,006
March 1 - March 31, 2016	39,489	(2)	18.99	39,489	357,517
Total	142,638		$19.15	142,638
______________________________________________________________________
(1) All shares were repurchased pursuant to the May 21, 2015 authorization.
(2) All shares were repurchased pursuant to the February 9, 2016 authorization.

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

Date: May 2, 2016

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_
* - This certification is not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended.
______________________________________