Form 10-Q
period 2016-06-30
Westbury Bancorp, Inc.
filed 2016-07-29
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016
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
There were 4,098,448 shares of Common Stock, par value $.01 per share, outstanding as of July 29, 2016.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2016 and September 30, 2015
(In Thousands, except share data)

	June 30, 2016	September 30, 2015
	(Unaudited)
Assets
Cash and due from banks	$9,828	$9,963
Interest-earning deposits	7,989	6,525
Cash and cash equivalents	17,817	16,488
Securities available-for-sale	87,254	80,286
Securities held to maturity, at amortized cost ($2,393 and $2,490 fair value at June 30, 2016 and September 30, 2015, respectively)	2,293	2,459
Loans held for sale, at lower of cost or fair value	2,187	431
Loans, net of allowance for loan losses of $5,062 and $4,598 at June 30, 2016 and September 30, 2015, respectively	519,332	493,425
Federal Home Loan Bank stock, at cost	1,301	3,350
Foreclosed real estate	—	283
Real estate held for investment	1,814	2,047
Real estate held for sale	717	882
Office properties and equipment, net	13,468	13,867
Cash surrender value of bank-owned life insurance	14,129	13,167
Mortgage servicing rights	883	1,210
Deferred tax asset	5,541	7,546
Other assets	4,042	3,488
Total assets	$670,778	$638,929
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$563,515	$531,020
Short-term advances from Federal Home Loan Bank	—	18,000
Long-term advances from Federal Home Loan Bank	20,000	—
Advance payments by borrowers for property taxes and insurance	3,637	5,382
Other liabilities	4,544	5,715
Total liabilities	591,696	560,117
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,347,571 and 5,341,114 shares issued at June 30, 2016 and September 30, 2015, respectively	54	53
Additional paid-in capital	51,068	50,145
Retained earnings	51,532	48,714
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,291)	(3,548)
Accumulated other comprehensive gain	965	352
Less common stock repurchased, 1,249,123 and 1,012,109 shares at cost, at June 30, 2016 and September 30, 2015, respectively	(21,246)	(16,904)
Total stockholders’ equity	79,082	78,812
Total liabilities and stockholders’ equity	$670,778	$638,929

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2016 and 2015 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:
Loans	$5,266	$4,855	$15,549	$13,999
Investments - nontaxable	30	15	53	47
Investments - taxable	433	398	1,364	1,194
Interest bearing deposits	34	17	97	45
Total interest and dividend income	5,763	5,285	17,063	15,285
Interest expense:
Deposits	605	509	1,742	1,380
Short-term advances from the Federal Home Loan Bank	13	9	36	27
Long-term advances from the Federal Home Loan Bank	59	—	130	—
Total interest expense	677	518	1,908	1,407
Net interest income before provision for loan losses	5,086	4,767	15,155	13,878
Provision for loan losses	250	150	525	800
Net interest income after provision for loan losses	4,836	4,617	14,630	13,078
Noninterest income:
Service fees on deposit accounts	975	1,081	3,000	3,236
Gain on sales of loans, net	187	79	449	322
Servicing fee income, net of amortization and impairment	(90)	69	(36)	112
Insurance and securities sales commissions	45	78	177	234
Gain on sales of securities	210	17	221	90
Gain on sales of branches and other assets	—	1	1	7
Increase in cash surrender value of bank-owned life insurance	105	97	325	327
Rental income from real estate operations	102	146	328	422
Other income	25	38	150	141
Total noninterest income	1,559	1,606	4,615	4,891
Noninterest expenses:
Salaries and employee benefits	2,489	2,427	7,299	7,247
Commissions	56	49	152	175
Occupancy	305	326	924	1,024
Furniture and equipment	123	124	366	352
Data processing	781	831	2,300	2,404
Advertising	57	45	157	149
Real estate held for investment	94	103	297	326
Net loss (gain) from operations and sale of foreclosed real estate	(8)	316	5	495
FDIC insurance premiums	102	104	309	316
Valuation loss on real estate held for sale	90	—	137	—
Branch realignment	—	250	—	250
Buyout of service contract	—	350	—	350
Other expenses	990	1,140	2,870	3,304
Total noninterest expenses	5,079	6,065	14,816	16,392
Income before income tax expense	1,316	158	4,429	1,577
Income tax expense	410	48	1,611	536
Net income	$906	$110	$2,818	$1,041
Earnings per share:
Basic	$0.25	$0.03	$0.76	$0.25
Diluted	$0.25	$0.03	$0.75	$0.25
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended June 30, 2016 and 2015
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$906	$110	$2,818	$1,041
Other comprehensive income, before tax:
Unrealized gain (loss) on available-for-sale securities	624	(846)	1,229	29
Reclassification adjustment for realized gains included in net income	(210)	(17)	(221)	(90)
Other comprehensive income (loss), before tax	414	(863)	1,008	(61)
Income tax benefit (expense) related to items of other comprehensive income (loss)	(163)	338	(395)	23
Other comprehensive income (loss), net of tax	251	(525)	613	(38)
Comprehensive income (loss)	$1,157	$(415)	$3,431	$1,003

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended June 30, 2016 and 2015
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812
Net income	—	—	—	2,818	—	—	—	2,818
Other comprehensive income, net of tax	—	—	—	—	—	613	—	613
Repurchase of common stock shares	—	—	—	—	—	—	(4,342)	(4,342)
Exercise of 4,457 stock options	—	1	67	—	—	—	—	68
Stock based compensation expense	—	—	628	—	—	—	—	628
Allocation, or commitment to be allocated, of 25,712 shares by ESOP	—	—	228	—	257	—	—	485
Balance, June 30, 2016	$—	$54	$51,068	$51,532	$(3,291)	$965	$(21,246)	$79,082

Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487
Net income	—	—	—	1,041	—	—	—	1,041
Other comprehensive loss, net of tax	—	—	—	—	—	(38)	—	(38)
Repurchase of common stock shares	—	—	—	—	—	—	(11,379)	(11,379)
Stock based compensation expense	—	—	602	—	—	—	—	602
Allocation,or commitment to be allocated, of 15,427 shares by ESOP	—	—	133	—	155	—	—	288
Balance, June 30, 2015	$—	$53	$49,899	$46,231	$(3,599)	$(84)	$(15,499)	$77,001

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2016 and 2015 (Unaudited)
(In Thousands)
	Nine Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$2,818	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	525	800
Depreciation and amortization	573	486
Depreciation on real estate held for investment	66	99
Net amortization of securities premiums and discounts	334	379
Amortization and impairment of mortgage servicing rights	327	267
Capitalization of mortgage servicing rights	—	(2)
Gain on sales of available-for-sale securities	(221)	(90)
Gain on sales of branches and other assets	(1)	(7)
Write-down of real estate held-for-sale	137	—
(Gain) loss on sale of foreclosed real estate	(28)	18
Write-down of foreclosed real estate	26	321
Loans originated for sale	(29,678)	(20,366)
Proceeds from sale of loans	28,371	19,510
Gain on sale of loans, net	(449)	(322)
ESOP compensation expense	485	288
Stock based compensation expense	628	602
Deferred income taxes	1,610	435
Increase in cash surrender value of life insurance	(325)	(327)
Net change in:
Other assets	(553)	(459)
Other liabilities and advance payments by borrowers for property taxes and insurance	(2,915)	(1,882)
Net cash provided by operating activities	1,730	791
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(39,340)	(21,395)
Proceeds from sales of securities available-for-sale	24,222	23,208
Proceeds from maturities, prepayments, and calls of securities available-for-sale	9,045	8,733
Purchases of securities held to maturity	—	(3,025)
Proceeds from maturities, prepayments, and calls of securities held to maturity	166	566
Purchases of real estate held for investment	(18)	(19)
Proceeds from sale of real estate held for investment	185	—
Purchase of FHLB stock	—	(680)
Redemption of FHLB stock	2,049	—
Net increase in loans	(26,503)	(70,938)
Purchase of bank-owned life insurance	(637)	—
Purchases of office properties and equipment	(174)	(729)
Proceeds from sales of real estate held-for-sale	27	—
Proceeds from sales of foreclosed real estate	356	1,120
Net cash used in investing activities	(30,622)	(63,159)
Cash Flows From Financing Activities
Net increase in deposits	32,495	67,103
Proceeds from long-term Federal Home Loan Bank advances	20,000	—
Net proceeds (repayment) of short-term Federal Home Loan Bank advances	(18,000)	5,000
Proceeds from exercise of stock options	68	—
Repurchase of common stock	(4,342)	(11,379)
Net cash provided by financing activities	30,221	60,724
Net increase (decrease) in cash and cash equivalents	1,329	(1,644)
Cash and cash equivalents at beginning of period	16,488	17,608
Cash and cash equivalents at end of period	$17,817	$15,964
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,908	$1,405
Supplemental Schedules of Non-cash Investing Activities
Loans receivable transferred to foreclosed real estate	$71	$515

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of June 30, 2016 and September 30, 2015 and the results of operations and cash flows for the interim periods ended June 30, 2016 and 2015.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2015 filed with the U.S. Securities and Exchange Commission as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity. ASU 2016-13 replaces the "incurred loss impairment methodology" with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2016-13 on the consolidated financial statements and related disclosures.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$906	$110	$2,818	$1,041
Basic potential common shares:
Weighted average shares outstanding	3,961,643	4,264,273	4,054,921	4,585,717
Weighted average unallocated ESOP shares	(335,982)	(363,407)	(345,153)	(368,568)
Basic weighted average shares outstanding	3,625,661	3,900,866	3,709,768	4,217,149
Dilutive effect of equity awards	43,580	9,081	33,525	—
Diluted weighted average shares outstanding	3,669,241	3,909,947	3,743,293	4,217,149
Basic income per share	$0.25	$0.03	$0.76	$0.25
Diluted income per share	$0.25	$0.03	$0.75	$0.25

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	35,882	646	(31)	36,497
U.S. Government agency collateralized mortgage obligations	2,782	36	(15)	2,803
U.S. Government agency commercial mortgage-backed securities	12,226	165	(9)	12,382
Municipal securities-tax exempt	16,033	170	(6)	16,197
Municipal securities-taxable	14,846	499	(1)	15,344
Corporate securities	3,873	133	—	4,006
Total Available for Sale	85,666	1,650	(62)	87,254
Held to Maturity
Municipal securities-tax exempt	2,293	100	—	2,393
Total Investment Securities	$87,959	$1,750	$(62)	$89,647

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	39,380	456	(144)	39,692
U.S. Government agency collateralized mortgage obligations	1,963	18	(40)	1,941
U.S. Government agency commercial mortgage-backed securities	13,993	121	(15)	14,099
Municipal securities-tax exempt	2,209	7	(15)	2,201
Municipal securities-taxable	19,285	215	(34)	19,466
Corporate securities	2,852	12	(2)	2,862
Total Available for Sale	79,706	830	(250)	80,286
Held to Maturity
Municipal securities-tax exempt	2,459	31	—	2,490
Total Investment Securities	$82,165	$861	$(250)	$82,776

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity, at June 30, 2016 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	June 30, 2016
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$86	$86
Due after one year through five years	10,268	10,509
Due after five years through ten years	19,918	20,378
Due after ten years	4,504	4,599
U.S. Government agency collateralized mortgage obligations	2,782	2,803
U.S. Government agency residential mortgage-backed securities	35,882	36,497
U.S. Government agency commercial mortgage-backed securities	12,226	12,382
	85,666	87,254

Held to maturity:
Due in one year or less	168	168
Due after one year through five years	703	718
Due after five years through ten years	982	1,039
Due after ten years	440	468
	2,293	2,393
Total	$87,959	$89,647

Proceeds from sales of investment securities during the three months ended June 30, 2016 and 2015, were $15,482 and $5,672, respectively. Gross realized gains, during the three months ended June 30, 2016 and 2015, on these sales amounted to $211 and $41, respectively. Gross realized losses on these sales were $1 and $24, during the three months ended June 30, 2016 and 2015, respectively.

Proceeds from sales of investment securities during the nine months ended June 30, 2016 and 2015, were $24,222 and $23,208, respectively. Gross realized gains, during the nine months ended June 30, 2016 and 2015, on these sales amounted to $234 and $166, respectively. Gross realized losses on these sales were $13 and $76, during the nine months ended June 30, 2016 and 2015, respectively.

There were $4,445 and no investment securities that were pledged to secure deposits or for other purposes required or permitted by law at June 30, 2016 and September 30, 2015, respectively.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	2,544	—	3,309	(31)	5,853	(31)
U.S. Government agency collateralized mortgage obligations	—	—	598	(15)	598	(15)
U.S Government agency commercial mortgage-backed securities	5,022	(9)	—	—	5,022	(9)
Municipal securities-Tax exempt	3,024	(6)	—	—	3,024	(6)
Municipal securities-Taxable	301	(1)	—	—	301	(1)
Corporate securities	—	—	—	—	—	—
	$10,891	$(16)	$3,907	$(46)	$14,798	$(62)

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	7,270	(59)	6,168	(85)	13,438	(144)
U.S. Government agency collateralized mortgage obligations	—	—	627	(40)	627	(40)
U.S. Government agency commercial mortgage-backed securities	3,511	(15)	—	—	3,511	(15)
Municipal securities-Tax exempt	1,027	(15)	—	—	1,027	(15)
Municipal securities-Taxable	2,634	(30)	151	(4)	2,785	(34)
Corporate securities	510	(2)	—	—	510	(2)
	$14,952	$(121)	$6,946	$(129)	$21,898	$(250)

At June 30, 2016, the Company's investment portfolio included 5 securities available-for-sale which had been in an unrealized loss position for more than twelve months and 17 securities available-for-sale which had been in an unrealized loss position for less than twelve months. The Company believes that these securities are acceptable credit risks.  Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary.  The Company does not have any current requirement to sell and does not currently intend to sell these securities prior to any anticipated recovery in fair value.

At September 30, 2015, the investment portfolio included 9 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 22 securities available-for-sale which had been in an unrealized loss position for less than twelve months.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans as of the dates indicated follows:

	June 30, 2016	September 30, 2015
Real estate:
Single family	$153,613	$153,141
Multifamily	123,799	105,750
Commercial real estate	174,955	162,957
Construction and land development	16,949	18,831
Total real estate	469,316	440,679
Commercial business	36,501	38,200
Consumer:
Home equity lines of credit	14,758	14,881
Education	3,511	4,106
Other	505	523
Total consumer	18,774	19,510
Total loans	524,591	498,389
Less:
Net deferred loan fees	197	366
Allowance for loan losses	5,062	4,598
Net loans	$519,332	$493,425

The following tables present the contractual aging of the Company's recorded investment in past due loans by class of loans as of June 30, 2016 and September 30, 2015:

June 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$152,975	$415	$—	$223	$153,613
Multifamily	123,799	—	—	—	123,799
Commercial real estate	174,955	—	—	—	174,955
Construction and land development	16,949	—	—	—	16,949
Commercial business	36,501	—	—	—	36,501
Consumer and other:
Home equity lines of credit	14,731	—	—	27	14,758
Education	3,410	29	7	65	3,511
Other	505	—	—	—	505
	$523,825	$444	$7	$315	$524,591

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2015	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$152,245	$473	$83	$340	$153,141
Multifamily	105,750	—	—	—	105,750
Commercial real estate	162,957	—	—	—	162,957
Construction and land development	18,827	4	—	—	18,831
Commercial business	38,200	—	—	—	38,200
Consumer and other:
Home equity lines of credit	14,691	—	—	190	14,881
Education	3,782	79	—	245	4,106
Other	523	—	—	—	523
	$496,975	$556	$83	$775	$498,389

There were no loans past due ninety days or more and still accruing interest as of June 30, 2016 and September 30, 2015.

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Single family	$453	$340
Multifamily	—	—
Commercial real estate	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	37	203
Education	72	260
Other	—	—
	$562	$803

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed by the Company and the contractual aging as of June 30, 2016 and September 30, 2015:

June 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$150,922	$750	$—	$1,941	$—	$153,613
Multifamily	122,032	1,767	—	—	—	123,799
Commercial real estate	170,811	3,745	399	—	—	174,955
Construction and land development	16,947	—	—	2	—	16,949
Commercial business	32,087	4,194	220	—	—	36,501
Consumer and other:
Home equity lines of credit	14,621	—	—	137	—	14,758
Education	3,511	—	—	—	—	3,511
Other	505	—	—	—	—	505
Total	$511,436	$10,456	$619	$2,080	$—	$524,591

September 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$150,421	$1,135	$—	$1,585	$—	$153,141
Multifamily	103,117	2,633	—	—	—	105,750
Commercial real estate	159,104	3,136	410	307	—	162,957
Construction and land development	18,831	—	—	—	—	18,831
Commercial business	36,561	—	—	1,639	—	38,200
Consumer and other:
Home equity lines of credit	14,636	—	—	245	—	14,881
Education	4,106	—	—	—	—	4,106
Other	523	—	—	—	—	523
	$487,299	$6,904	$410	$3,776	$—	$498,389

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2016 and 2015:

Three Months Ended June 30, 2016	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,058	$1,180	$1,801	$335	$420	$69	$4,863
Provision for loan losses	(7)	23	233	(8)	5	4	250
Loans charged-off	(59)	—	—	—	—	—	(59)
Recoveries	—	—	—	—	7	1	8
Ending balance	$992	$1,203	$2,034	$327	$432	$74	$5,062
Period-ended amount allocated for:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$53	$54
Collectively evaluated for impairment	991	1,203	2,034	327	432	21	5,008
Ending balance	$992	$1,203	$2,034	$327	$432	$74	$5,062
Loans:
Individually evaluated for impairment	$1,740	$1,767	$—	$—	$—	$90	$3,597
Collectively evaluated for impairment	151,873	122,032	174,955	16,949	36,501	18,684	520,994
Ending balance	$153,613	$123,799	$174,955	$16,949	$36,501	$18,774	$524,591

Three Months Ended June 30, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,064	$1,025	$1,507	$361	$415	$111	$4,483
Provision for loan losses	7	22	45	7	37	32	150
Loans charged-off	(28)	—	(53)	—	—	(24)	(105)
Recoveries	1	—	1	—	4	2	8
Ending balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$56	$96
Collectively evaluated for impairment	1,004	1,047	1,500	368	456	65	4,440
Ending balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Loans:
Individually evaluated for impairment	$1,578	$1,853	$—	$—	$—	$226	$3,657
Collectively evaluated for impairment	149,951	97,097	158,861	23,013	39,863	18,937	487,722
Ending balance	$151,529	$98,950	$158,861	$23,013	$39,863	$19,163	$491,379

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended June 30, 2016 and 2015:

Nine Months Ended June 30, 2016	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,604	$330	$498	$80	$4,598
Provision for loan losses	(5)	190	428	(3)	(82)	(3)	525
Loans charged-off	(89)	—	—	—	—	(10)	(99)
Recoveries	13	—	2	—	16	7	38
Ending balance	$992	$1,203	$2,034	$327	$432	$74	$5,062
Period-ended amount allocated for:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$53	$54
Collectively evaluated for impairment	991	1,203	2,034	327	432	21	5,008
Ending Balance	$992	$1,203	$2,034	$327	$432	$74	$5,062
Loans:
Individually evaluated for impairment	$1,740	$1,767	$—	$—	$—	$90	$3,597
Collectively evaluated for impairment	151,873	122,032	174,955	16,949	36,501	18,684	520,994
Ending Balance	$153,613	$123,799	$174,955	$16,949	$36,501	$18,774	$524,591

Nine Months Ended June 30, 2015	Single Family	Multifamily	Commercial Real Estate	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,072	$757	$1,412	$301	$454	$76	$4,072
Provision for loan losses	196	290	184	67	1	62	800
Loans charged-off	(236)	—	(115)	—	(14)	(26)	(391)
Recoveries	12	—	19	—	15	9	55
Ending balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Period-ended amount allocated for:
Individually evaluated for impairment	$40	$—	$—	$—	$—	$56	$96
Collectively evaluated for impairment	1,004	1,047	1,500	368	456	65	4,440
Ending balance	$1,044	$1,047	$1,500	$368	$456	$121	$4,536
Loans:
Individually evaluated for impairment	$1,578	$1,853	$—	$—	$—	$226	$3,657
Collectively evaluated for impairment	149,951	97,097	158,861	23,013	39,863	18,937	487,722
Ending balance	$151,529	$98,950	$158,861	$23,013	$39,863	$19,163	$491,379

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and nine month periods ended June 30, 2016 and 2015.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs on the loans as of the dates indicated.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans as of the dates indicated.  The interest income recognized column represents all interest income on a loan reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Nine months ended
June 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,601	$1,430	$—	$1,428	$18	$1,308	$55
Multifamily	1,824	1,767	—	1,778	19	1,801	57
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	4	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	115	37	—	38	—	71	—
With an allowance recorded:
Single family	310	310	1	311	3	361	11
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	53	53	53	54	1	54	2
	$3,907	$3,597	$54	$3,609	$41	$3,595	$125

				Three months ended		Nine months ended
June 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,376	$1,263	$—	$1,315	$13	$1,298	$36
Multifamily	1,941	1,853	—	1,864	20	1,884	60
Commercial real estate	—	—	—	543	—	527	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	272	170	—	196	—	210	—
With an allowance recorded:
Single family	315	315	40	316	4	336	11
Multifamily	—	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	41	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	56	56	56	57	1	57	2
	$3,960	$3,657	$96	$4,291	$38	$4,353	$109

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Troubled debt restructurings - accrual	$3,050	$3,134
Troubled debt restructurings - nonaccrual	—	—
	$3,050	$3,134

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or a lowering of the interest rate, although occasionally the Company has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three or nine months ended June 30, 2016 and 2015.

There were no re-defaults of TDRs that occurred during the three or nine months ended June 30, 2016 and 2015.

Certain of the Bank’s executive officers, directors, and their associates are loan customers of the Bank.  As of June 30, 2016 and September 30, 2015, loans of approximately $3,794 and $3,334, respectively, were outstanding to such parties.  These loans were underwritten to the same standards as those used for comparable transactions with other unrelated persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Nine Months Ended June 30, 2016

Balance, beginning	$3,334
New loans originated	927
Draws on lines of credit	157
Principal repayments	(993)
Other[1]	369
Balance, ending	$3,794
1Officer, with existing loan, was promoted to executive officer position during the period.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	June 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$106,551	18.91%	$101,486	19.11%
Interest bearing	132,676	23.54%	131,968	24.85%
	239,227	42.45%	233,454	43.96%
Passbook and Statement Savings	133,754	23.74%	127,431	24.00%
Variable Rate Money Market Accounts	58,168	10.32%	47,876	9.02%
Certificates of Deposit	132,366	23.49%	122,259	23.02%
	$563,515	100.00%	$531,020	100.00%

Certificates of deposit over one hundred thousand dollars totaled $75,674 and $64,155 as of June 30, 2016 and September 30, 2015, respectively. Of these amounts, $11,826 and $8,775 are equal to or greater than two hundred fifty thousand dollars as of June 30, 2016 and September 30, 2015, respectively.

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

The new requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (increased from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or are otherwise in non-accrual status; a 20% (increased from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (increased from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk weights (0% to 600%) for equity exposures.

Additionally, the OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). As of June 30, 2016 the Bank met all these new requirements, including the full capital conservation buffer of 2.5%.

The Bank’s actual capital amounts and ratios and those required by the regulatory standards are presented in the following tables. For June 30, 2016, we have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below.

At June 30, 2016	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$67,298	12.08%	$25,069	4.50%	28,551	5.125%	$36,211	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	67,298	12.08%	33,425	6.00%	36,907	6.625%	44,567	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	72,360	12.99%	44,567	8.00%	48,049	8.625%	55,709	10.00%
Leverage (to adjusted total assets) - Westbury Bank	67,298	9.87%	27,274	4.00%	N/A	N/A	34,092	5.00%

At September 30, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets) - Westbury Bank	$64,155	12.25%	$23,567	4.50%	$34,041	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	64,155	12.25%	31,423	6.00%	41,897	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	68,753	13.12%	41,923	8.00%	52,403	10.00%
Leverage (to adjusted total assets) - Westbury Bank	64,155	10.01%	25,636	4.00%	32,045	5.00%

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table reconciles the Bank’s stockholder's equity to regulatory capital as of June 30, 2016 and September 30, 2015:

	June 30, 2016	September 30, 2015
Stockholder's equity of the Bank	$72,808	$70,976
Less: Unrealized gain on securities	(965)	(352)
Disallowed investment in subsidiary	(3,296)	(3,296)
Disallowed deferred tax assets	(1,249)	(3,173)
Tier 1, CETI and leverage capital	67,298	64,155
Plus: Allowable general valuation allowances	5,062	4,598
Total capital	$72,360	$68,753

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

Company management has determined that the following instruments were outstanding, whose contract amounts represent credit risk as of the dates noted below:

	June 30, 2016	September 30, 2015
Commitments to extend mortgage credit:
Fixed rate	$11,305	$8,443
Adjustable rate	314	9,929
Unused commercial loan lines of credit	90,752	54,225
Unused home equity line of credit	27,034	26,164
Standby letters of credit	574	884
Commitment to sell loans	2,187	431

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally,

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2016 and September 30, 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

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

The following table summarizes financial instruments measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of the dates indicated below:

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

		Fair Value Measurements
June 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	36,497	—	36,497	—
U.S. Government agency collateralized mortgage obligations	2,803	—	2,803	—
U.S. Government agency commercial mortgage-backed securities	12,382	—	12,382	—
Municipal securities-tax exempt	16,197	—	16,197	—
Municipal securities-taxable	15,344	—	15,344	—
Corporate securities	4,006	—	4,006	—
Total securities available-for-sale	$87,254	$—	$87,254	$—
Derivatives	$97	$—	$97	$—

Liabilities
Derivatives	$97	$—	$97	$—

		Fair Value Measurements
September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,692	—	39,692	—
U.S. Government agency collateralized mortgage obligations	1,941	—	1,941	—
U.S. Government agency commercial mortgage-backed securities	14,099	—	14,099	—
Municipal securities-tax exempt	2,201	—	2,201	—
Municipal securities-taxable	19,466	—	19,466	—
Corporate securities	2,862	—	2,862	—
Total securities available-for-sale	$80,286	$—	$80,286	$—
Derivatives	$110	$—	$110	$—

Liabilities
Derivatives	$110	$—	$110	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended June 30, 2016.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and, therefore, result in a transfer between levels.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $363 and $467 had a valuation allowance of $54 and $77 included in the allowance for loan losses to reflect their fair value as of June 30, 2016 and September 30, 2015, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights ("MSRs") do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of June 30, 2016, mortgage servicing rights with a carrying amount of $1,095 had a valuation allowance of $212 to reflect their fair value of $883.  As of September 30, 2015, mortgage servicing rights with a carrying amount of $1,315 had a valuation allowance of $105 to reflect their fair value of $1,210.

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

		Fair Value Measurements
June 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$309	$—	$—	$309
Foreclosed real estate	—	—	—	—
Mortgage servicing rights	883	—	—	883
Real estate held for sale	717	—	—	717

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

Loans:  For variable-rate mortgage loans that re-price frequently and with no significant change in credit risk, fair values are based on carrying values.  The fair values for fixed rate residential mortgage loans are based on quoted market prices for similar loans sold in conjunction with sale transactions, adjusted for differences in loan characteristics.  The fair values for commercial real estate or business loans, rental property mortgage loans, and consumer and other loans are estimated using discounted cash flow analyses and using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at June 30, 2016 and September 30, 2015.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates noted below were as follows:

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$17,817	$17,817	$17,817	$—	$—
Securities available for sale	87,254	87,254	—	87,254	—
Securities held to maturity	2,293	2,393	—	2,393	—
Loans, net	519,332	521,999	—	—	521,999
Loans held for sale, net	2,187	2,187	—	2,187	—
Federal Home Loan Bank stock	1,301	1,301	—	—	1,301
Mortgage servicing rights	883	883	—	—	883
Accrued interest receivable	2,091	2,091	2,091	—	—
Derivative asset	97	97	—	97	—
Financial liabilities:
Deposits	563,515	538,578	106,551	—	432,027
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	19,647	—	—	19,647
Advance payments by borrowers for property taxes and insurance	3,637	3,637	3,637	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	97	97	—	97	—

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. Additional principal payments, which serve to pay down the debt and accelerate the release of ESOP shares, may be made by the Bank at the discretion of its Board of Directors. The ESOP shares were pledged as collateral for its debt obligations to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the accompanying balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the released shares, and the released shares become outstanding for EPS computations. During each of the three months ended June 30, 2016 and 2015, 10,285 and 5,143 shares were committed to be released, respectively. The total ESOP compensation expense recorded for the three months ended June 30, 2016 and 2015 was $202 and $90, respectively. During each of the nine months ended June 30, 2016 and 2015, 25,712 and 15,427 shares were committed to be released, respectively, 5,142 of which were released and available for allocation at December 31, 2015 and 2014, respectively, concurrent with the payment of the annual debt service on the ESOP loan. The total ESOP compensation expense recorded for the nine months ended June 30, 2016 and 2015 was $485 and $288, respectively.

The ESOP shares as of June 30, 2016 and September 30, 2015 were as follows (in thousands, except share data):

	June 30, 2016	September 30, 2015

Allocated shares to active participants	52,861	34,132
Shares committed to be released	20,570	15,428
Unallocated shares	329,123	354,835
Total ESOP shares	402,554	404,395
Fair value of unallocated shares	$6,418	$6,323

Note 11. Equity Compensation Plans

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Total cost of stock grant plan during the period	$152	$154	$454	$464
Total cost of stock option plan during the period	59	46	174	138
Total cost of share-based payment plans during the period	$211	$200	$628	602

Amount of related income tax benefit recognized in income	$83	$78	$246	$236

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance under the Plan of up to 203,665 restricted stock

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

awards and up to 509,162 stock options. As of June 30, 2016 there were 3,092 restricted stock awards and 15,495 options available for future grants under the Plan.

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

The following table summarizes stock options outstanding for the three and nine months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2016	404,111	$15.69
Granted	87,939	19.86
Exercised	159	15.20
Expired or canceled	—	—
Forfeited	2,681	16.23
Options outstanding as of June 30, 2016	489,210	$16.44	8.55	$1,673
Options exercisable as of June 30, 2016	139,355	$15.45	8.11	$615

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2015	406,409	$15.68
Granted	89,939	19.86
Exercised	4,457	15.20
Expired or canceled	—	—
Forfeited	2,681	16.23
Options outstanding as of June 30, 2016	489,210	$16.44	8.55	$1,673
Options exercisable as of June 30, 2016	139,355	$15.45	8.11	$615

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions made by Company management. Expected volatility is based on historical volatility and the expectations of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life of options is estimated at the midpoint of full vesting and contractual life given the limited amount of information available regarding historical employee behavior and represents the period of time that options granted are expected to remain outstanding.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following assumptions were used for options granted during the nine months ended June 30:

	2016	2015
Risk-free interest rate	1.28%	2.10%
Expected volatility of Company's stock	11.08%	7.44%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the period	$3.30	$2.95

The total intrinsic value of options exercised during each of the nine months ended June 30, 2016 and 2015 was $11 and $0, respectively. The total intrinsic value of options exercised during each of the three months ended June 30, 2016 and 2015 was $1 and $0, respectively.

The following is a summary of changes in restricted shares for the three and nine months ended June 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at March 31, 2016	160,052	$15.23
Granted	—	—
Vested	39,503	15.20
Forfeited	—	—
Shares Outstanding at June 30, 2016	120,549	$15.25

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2015	158,052	$15.20
Granted	2,000	18.00
Vested	39,503	15.20
Forfeited	—	—
Shares Outstanding at June 30, 2016	120,549	$15.25

The total intrinsic value of restricted shares that vested during the three and nine months ended June 30, 2016 and 2015 was $785 and $703, respectively.

As of June 30, 2016, there was $3.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At June 30, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.3 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented for the periods indicated below:

Balance Sheets

	June 30,	September 30,
	2016	2015
Assets
Cash and interest bearing deposits	$34	$1,440
Investments	64	115
Loan to ESOP	3,620	3,778
Investment in subsidiary	75,548	74,201
Other assets	2,595	2,660
Total assets	$81,861	$82,194
Liabilities and Stockholders' Equity
Total liabilities	$40	$157
Stockholders' equity	81,821	82,037
Total liabilities and stockholders' equity	$81,861	$82,194

Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Interest and other income	$34	$35	$99	$161
Interest and other expense	120	199	371	548
Loss before income tax benefit and equity in undistributed net income of subsidiary	(86)	(164)	(272)	(387)
Income tax benefit	(17)	(46)	(56)	(100)
Loss before equity in undistributed net income of subsidiary	(69)	(118)	(216)	(287)
Equity in undistributed net income of subsidiary	975	228	3,034	1,328
Net income	$906	$110	$2,818	$1,041

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Nine Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$2,818	$1,041
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(3,034)	(1,328)
Net change in other liabilities	(117)	229
Net change in other assets	692	(48)
Net cash provided by (used in) operating activities	359	(106)

Cash Flows From Investing Activities
Purchase of securities	—	(728)
Sales and maturities of securities	51	6,879
Payments received on ESOP loan	158	153
Dividend received from bank subsidiary	2,300	—
Net cash provided by investing activities	2,509	6,304

Cash Flows From Financing Activities
Stock options exercised	68	—
Repurchase of common stock	(4,342)	(11,379)
Net cash used in financing activities	(4,274)	(11,379)
Net decrease in cash	(1,406)	(5,181)
Cash
Beginning of period	1,440	6,878
End of period	$34	$1,697

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

•
the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds, make dividend payments or maintain or increase deposits;

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
We provide financial services to individuals, families and businesses through our eight banking offices located in Washington County, Wisconsin and Waukesha County, Wisconsin. We also operate loan production offices in Madison, Wisconsin, located in Dane County, and Appleton, Wisconsin, located in Outagamie County. In addition, although our current operations are not focused in Milwaukee County, Wisconsin, we are affected by conditions in Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Milwaukee County. Also, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County.
Our principal business consists of attracting retail and commercial deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential real estate loans, commercial and multi-family real estate loans, commercial business loans and construction loans, and, to a lesser extent, consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest rate cycles. We also purchase investment securities consisting primarily of government-sponsored mortgage-backed securities, government-sponsored debentures, municipal securities and corporate securities.
Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of service charges on deposit accounts, loan servicing income, gains on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, ATM charges, professional fees, advertising and other operating expenses.
Our results of operations also may be affected significantly by general and local economic and competitive conditions (particularly in southeastern Wisconsin), changes in market interest rates, governmental policies and actions of regulatory authorities.

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

Total Assets.  Total assets increased by $31.8 million, or 5.0%, to $670.8 million at June 30, 2016 from $638.9 million at September 30, 2015.  The increase in total assets was primarily the result of an increase in net loans of $25.9 million, securities available for sale of $7.0 million and cash surrender value of life insurance of $962,000, offset by a decrease in deferred tax asset of $2.0 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.3 million, or 8.1%, to $17.8 million at June 30, 2016 from $16.5 million at September 30, 2015. The increase was the result of an increase in interest-bearing deposits between those dates.

Net Loans.  Net loans increased by $25.9 million, or 5.3%, to $519.3 million at June 30, 2016 from $493.4 million at September 30, 2015.  Multifamily loans increased by $18.0 million and commercial real estate loans by $12.0 million, offset by decreases in construction and land development loans of $1.9 million and commercial business loans of $1.7 million. The increases in multifamily and commercial real estate loans resulted from our continued efforts to grow this segment of the portfolio, particularly loans secured by owner-occupied properties. The decrease in construction and land development loans resulted from the transfer of several properties out of construction upon completion of the projects during the period. The decrease in commercial business loans resulted from seasonal fluctuations in commercial lines of credit.

Investment Securities.  Investment securities available for sale increased $7.0 million, or 8.7%, to $87.3 million at June 30, 2016 from $80.3 million at September 30, 2015.  Municipal securities increased $9.9 million and corporate bonds increased $1.1 million, offset by a decrease in mortgage-backed securities and collateralized mortgage obligations of $4.1 million. These changes occurred as we invested new deposit balances and repositioned the portfolio through normal portfolio management.

Net unrealized gain on securities increased by $1.0 million to $1.6 million at June 30, 2016 from a net unrealized gain of $580,000 at September 30, 2015, reflecting the effect of a decrease in market interest rates.  At June 30, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities, municipal securities, and corporate bonds. At June 30, 2016, investment securities classified as held to maturity consisted entirely of municipal securities.

The outstanding balances of investment securities held to maturity decreased by $166,000 to $2.3 million at June 30, 2016 from $2.5 million at September 30, 2015 due to the scheduled maturity of a security during the period.

Foreclosed Real Estate.  Foreclosed real estate decreased $283,000, or 100.0%, to zero at June 30, 2016 from $283,000 at September 30, 2015, as we sold $328,000 of foreclosed properties and recorded valuation adjustments of $26,000 during the period.  At June 30, 2016, we held no foreclosed real estate.

Cash Surrender Value of Bank-Owned Life Insurance. Cash surrender value of bank-owned life insurance increased $962,000, or 7.3%, to $14.1 million at June 30, 2016 from $13.2 million at September 30, 2015, as we purchased single premium life insurance on our president and CEO for $637,000 in addition to regular income earned on these policies during the period.

Deferred Tax Asset. The deferred tax asset decreased $2.0 million, or 26.6%, to $5.5 million at June 30, 2016 from $7.5 million at September 30, 2015, as the asset was reduced by the accrual of income tax expense as a result of the Company recording taxable income for the period and due to a decrease in the deferred tax asset relating to unrealized gains and losses on investment securities available for sale incurred during the nine months ended June 30, 2016.

Deposits.  Deposits increased $32.5 million, or 6.1%, to $563.5 million at June 30, 2016 from $531.0 million at September 30, 2015.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $22.4 million, or 5.5%, to $431.1 million at June 30, 2016 from $408.8 million at September 30, 2015.  In particular, variable rate money market accounts increased by $10.3 million, or 21.5%, to $58.2 million at June 30, 2016 from $47.9 million at September 30, 2015 while noninterest bearing deposits increased by $5.1 million, or 5.0%, to $106.6 million at June 30, 2016 from $101.5 million at September 30, 2015. Certificates of deposit increased $10.1 million, or 8.3%, to $132.4 million at June 30, 2016 from $122.3 million at September 30, 2015.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions.

Short Term Advances from FHLB. Short-term advances from the FHLB decreased by $18.0 million, or 100.0%, to zero at June 30, 2016 from $18.0 million at September 30, 2015 as we paid down all overnight borrowings at quarter end. We anticipate continuing to use short term advances to fund a portion of our growth as needed.

Long Term Advances from FHLB. Long-term advances from the FHLB increased by $20.0 million to $20.0 million at June 30, 2016 from zero at September 30, 2015. In anticipation of a long term trend of rising interest rates as the Federal Open Market Committee began to raise the Fed Funds rate in December 2015, we locked in long-term advances with terms from three to eight years during the period.

Advance Payments By Borrowers For Property Taxes and Insurance.  Advance payments by borrowers for property taxes and insurance decreased by $1.7 million, or 32.4%, to $3.6 million at June 30, 2016 from $5.4 million at September 30, 2015 due to seasonal disbursements to customers in December 2015 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity increased $270,000 to $79.1 million at June 30, 2016 from $78.8 million at September 30, 2015.  The increase resulted primarily from net income of $2.8 million, stock based compensation expense of $628,000, allocation of ESOP shares of $485,000 and an increase in other comprehensive income of $613,000, offset by the repurchase of 237,015 shares of common stock for $4.3 million during the period.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2016:
Real estate loans:
One- to four-family	5	$415	—	$—	4	$223	9	$638
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	415	—	—	4	223	9	638
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	5	29	1	7	7	65	13	101
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	29	1	7	8	92	14	128
Total	10	$444	1	$7	12	$315	23	$766
At September 30, 2015:
Real estate loans:
One- to four-family	10	$473	1	$83	5	$340	16	$896
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction and land	1	4	—	—	—	—	1	4
Total real estate	11	477	1	83	5	340	17	900
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	3	190	3	190
Education	5	79	—	—	10	245	15	324
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	79	—	—	13	435	18	514
Total	16	$556	1	$83	18	$775	35	$1,414

Classified Assets

The following table details the Company’s assets graded Substandard or Special Mention by the Company at the dates indicated:

	At June 30, 2016	At September 30, 2015
	(In thousands)
Classified Loans:
Doubtful	—	—
Substandard — performing:
Real estate loans:
One- to four-family	1,488	1,390
Multi-family	—	—
Commercial	—	307
Construction and land	2	—
Total real estate loans	1,490	1,697
Commercial business loans	—	1,639
Consumer loans:
Home equity lines of credit	110	55
Other consumer loans	—	—
Total consumer loans	110	55
Total substandard — performing	1,600	3,391
Substandard — Nonperforming:
Real estate loans:
One- to four-family	453	195
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate loans	453	195
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	27	190
Other consumer loans	—	—
Total consumer loans	27	190
Total substandard — nonperforming	480	385
Total classified loans	2,080	3,776
Foreclosed real estate	—	283
Total classified assets	$2,080	$4,059
Special mention:
Real estate loans:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	399	410
Construction and land	—	—
Total real estate loans	399	410
Commercial business loans	220	—
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	619	410
Total classified assets and special mention loans	$2,699	$4,469

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

	At June 30, 2016	At September 30, 2015
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
One- to four-family	$453	$340
Multi family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	453	340
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	37	203
Education	72	260
Other consumer loans	—	—
Total consumer loans	109	463
Total nonaccrual loans (1)	562	803
Loans greater than 90 days delinquent and still accruing:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial	—	—
Construction and land	—	—
Total real estate	—	—
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	—	—
Education	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total delinquent loans accruing	—	—
Total non-performing loans	562	803
Foreclosed assets:
One- to four-family	—	89
Multi-family	—	—
Commercial real estate	—	194
Construction and land	—	—
Home equity line of credit	—	—
Total foreclosed assets	—	283
Total nonperforming assets	$562	$1,086
Performing troubled debt restructurings	$3,050	$3,134
Ratios:
Nonperforming loans to total loans	0.11%	0.16%
Nonperforming assets to total assets	0.08%	0.17%
Nonperforming assets and troubled debt restructurings to total assets	0.54%	0.66%
_______________________

(1)	There were no troubled debt restructurings that were on non-accrual status at June 30, 2016 or September 30, 2015.

The decrease in delinquent loans and non-performing assets at June 30, 2016, from their balances at September 30, 2015, was primarily due to our ongoing collection efforts and the quality of our underwriting, which resulted in reductions in delinquent and non-performing loans. The reduction in classified assets between these same dates resulted primarily from the payoff of a performing Substandard commercial business relationship as a result of the customer refinancing the debt with another financial institution and paying us in full.

Interest income that would have been recorded for the three and nine months ended June 30, 2016, had non-accruing loans been current according to their original terms, amounted to approximately $8,000 and $25,000, respectively.  There was $4,000 and $12,000 in interest related to these loans included in interest income for the three and nine months ended June 30, 2016, respectively.

Other Loans of Concern.   There were no other loans at June 30, 2016 that are not already disclosed where there is information about possible credit problems of borrowers available to our management that would cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that are reasonably likely to result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015

General.  Net income for the three months ended June 30, 2016 was $906,000 compared to $110,000 for the three months ended June 30, 2015. The increase in net income of $796,000 was due primarily to increases of $319,000 in net interest income and decreases in noninterest expenses of $986,000, which positive factors were offset by a decrease in noninterest income of $47,000 and increases in income tax expense of $362,000 and our provision for loan losses of $100,000.

Interest and Dividend Income. Interest and dividend income increased $478,000, or 9.0%, to $5.8 million for the three months ended June 30, 2016 from $5.3 million for the three months ended June 30, 2015. This increase was attributable to an increase of $411,000 in interest income on loans receivable and $67,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $49.0 million, or 8.7%, to $610.6 million for the three months ended June 30, 2016 from $561.6 million for the three months ended June 30, 2015. The yield on average interest-earning assets increased by 2 basis points to 3.78% for the three months ended June 30, 2016 from 3.76% for the three months ended June 30, 2015.

The average balance of loans increased $44.4 million to $518.1 million for the three months ended June 30, 2016 from $473.7 million for the three months ended June 30, 2015. The average yield on loans decreased by 3 basis points to 4.07% for the three months ended June 30, 2016 from 4.10% for the three months ended June 30, 2015.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities increased by $4.6 million, or 5.7%, to $85.4 million for the three months ended June 30, 2016 from $80.8 million for the three months ended June 30, 2015, while the average yield on investment securities increased by 13 basis points to 2.17% for the three months ended June 30, 2016 from 2.04% for the three months ended June 30, 2015. This increase in the average yield on investment securities was due to the inclusion in the investment portfolio of commercial mortgage-backed securities and corporate securities for the three months ended June 30, 2016. These higher yielding types of securities were not part of the portfolio for the three months ended June 30, 2015.

Interest Expense. Total interest expense increased $159,000, or 30.7%, to $677,000 for the three months ended June 30, 2016 from $518,000 for the three months ended June 30, 2015.  Interest expense on deposit accounts increased $96,000 to $605,000 for the three months ended June 30, 2016 from $509,000 for the three months ended June 30, 2015.

The average balance of deposits and interest-bearing liabilities increased $53.0 million, or 9.7%, to $600.9 million for the three months ended June 30, 2016 from $548.0 million for the three months ended June 30, 2015. The average cost of deposits and interest-bearing liabilities increased 7 basis points to 0.45% for the three months ended June 30, 2016 from 0.38% for the three months ended June 30, 2015.

The average balance of interest bearing deposits increased $21.4 million to $454.6 million for the three months ended June 30, 2016 from $433.2 million for the three months ended June 30, 2015, and the average cost of interest bearing deposits increased 6 basis points to 0.53% from 0.47%. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $15.8 million and the average balance of lower cost checking, savings and money market accounts increasing by only $5.7 million. Additionally, the average balance of non-interest bearing demand deposits increased by $21.7 million which helped hold the increase in our overall cost of deposits to only 4 basis points.

Interest expense on FHLB advances increased $63,000 to $72,000 for the three months ended June 30, 2016 from $9,000 for the three months ended June 30, 2015. The increase was due to an increase in the average cost of FHLB advances of 68 basis points to 0.82% for the three months ended June 30, 2016 from 0.14% for the three months ended June 30, 2015. The increase in the average cost was partially offset by a decrease in the average balance of FHLB advances of $9.9 million for the three months ended June 30, 2016. This increase in the average cost resulted from the addition of long-term FHLB advances to our borrowing mix during the current period.

Net Interest Income. Net interest income increased $319,000, or 6.7%, to $5.1 million for the three months ended June 30, 2016 from $4.8 million for the three months ended June 30, 2015.  Our net interest margin decreased by 7 basis points to 3.33% for the three months ended June 30, 2016 from 3.40% for the three months ended June 30, 2015.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. However, the change in asset mix with growth concentrated in the loan portfolio also positively impacted the margin between these periods as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $250,000 for the three months ended June 30, 2016 compared to $150,000 for the three months ended June 30, 2015.  The increase in the provision resulted from growth in the loan portfolio compared to the prior year period, offset by the improvement in our charge-off experience compared to the prior year period. The allowance for loan losses was $5.1 million, or 0.96% of total loans, at June 30, 2016, compared to $4.6 million, or 0.92% of total loans, at September 30, 2015, and $4.5 million, or 0.92% of total loans, at June 30, 2015.

Total nonperforming loans were $562,000, or 0.11% of total loans, at June 30, 2016, compared to $803,000, or 0.16% of total loans, at September 30, 2015, and $1.0 million, or 0.21% of total loans, at June 30, 2015. As a percentage of nonperforming loans, the allowance for loan losses was 900.7% at June 30, 2016, compared to 572.6% at September 30, 2015, and 434.9% at June 30, 2015.

Total classified loans were $2.1 million at June 30, 2016, compared to $3.8 million at September 30, 2015, and $3.2 million at June 30, 2015.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 and September 30, 2015.

Non-Interest Income.  Non-interest income decreased $47,000, or 2.9%, to $1.6 million for the three months ended June 30, 2016 from $1.6 million for the three months ended June 30, 2015. This decrease was primarily related to decreases in each of servicing fee income of $159,000, service fees on deposit accounts of $106,000, rental income from real estate operations of $44,000 and insurance and securities sales commissions of $33,000, offset by increases in gains on sales of securities of $193,000 and gains on sales of loans of $108,000.

The decrease in servicing fee income resulted from an increase to the valuation reserve on originated mortgage servicing rights as a result of the decrease in market interest rates during the quarter. The decrease in service fees on deposit accounts resulted from lower interchange rates received on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in rental income from real estate operations resulted from a vacancy in our real estate held for sale. The increase in gains on sales of securities resulted from our efforts to reposition a portion of our investment portfolio to increase our allocation to tax-exempt municipal securities. The increase in gain on sales of loans resulted from an increase in the volume of fixed rate mortgage loans sold on the secondary market during the quarter ended June 30, 2016 due to the decrease in market interest rates during the period.

Non-Interest Expense.  Non-interest expense decreased $986,000, or 16.3%, to $5.1 million for the three months ended June 30, 2016, from $6.1 million for the three months ended June 30, 2015. This decrease was primarily caused by decreases in each of buyout of service contract of $350,000, net loss from operations and sale of foreclosed real estate of $324,000, branch realignment expense of $250,000, other expense of $150,000 and data processing expense of $50,000. These decreases were offset by increases in valuation loss on real estate held for sale of $90,000 and salaries and employee benefits of $62,000 between the periods.

The buyout of service contract and branch realignment expense were one-time items which occurred in the three months ended June 30, 2015. The decrease in net loss from operations and sale of foreclosed real estate resulted from the continued low level of foreclosed real estate. The decrease in other expense resulted primarily from the buyout of the service contract which was terminated in June 2015. The decrease in data processing resulted from the termination of a subservicing contract for loans sold on the secondary market with servicing retained by the Bank. The increase in valuation loss on real estate held for sale resulted from adjustments to our asking price on this property after exposing it to the market for a reasonable period of time. The increase in salaries and employee benefits resulted from an increase in the accrual for ESOP expense as we are contemplating making an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016 which was partially offset by reductions in staffing related to the branches closed during fiscal 2015.

Provision for Income Taxes.  Income tax expense was $410,000 for the three months ended June 30, 2016, compared to $48,000 for the three months ended June 30, 2015.  The effective tax rate as a percent of pre-tax income was 31.2% and 30.4% for the three months ended June 30, 2016 and 2015, respectively.

Comparison of Operating Results for the Nine Months Ended June 30, 2016 and June 30, 2015

General.  Net income for the nine months ended June 30, 2016 was $2.8 million compared to $1.0 million for the nine months ended June 30, 2015. The increase in net income of $1.8 million was due primarily to increases of $1.3 million in net interest income and decreases in noninterest expenses of $1.6 million and our provision for loan losses of $275,000 offset by an increase in income tax expense of $1.1 million and a decrease in non-interest income of $276,000.

Interest and Dividend Income. Interest and dividend income increased $1.8 million, or 11.6%, to $17.1 million for the nine months ended June 30, 2016 from $15.3 million for the nine months ended June 30, 2015. This increase was attributable to an increase of $1.6 million in interest income on loans receivable and $176,000 in interest and dividend income on investment securities.

The average balance of interest-earning assets increased $55.3 million, or 10.2%, to $598.4 million for the nine months ended June 30, 2016 from $543.0 million for the nine months ended June 30, 2015. The yield on average interest-earning assets increased by 5 basis points to 3.80% for the nine months ended June 30, 2016 from 3.75% for the nine months ended June 30, 2015.

The average balance of loans increased $55.7 million to $506.2 million for the nine months ended June 30, 2016 from $450.5 million for the nine months ended June 30, 2015. The average yield on loans decreased by 4 basis points to 4.10% for the nine months ended June 30, 2016 from 4.14% for the nine months ended June 30, 2015.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities increased by $717,000, or 0.9%, to $84.8 million for the nine months ended June 30, 2016 from $84.1 million for the nine months ended June 30, 2015, while the average yield on investment securities increased by 26 basis points to 2.23% for the nine months ended June 30, 2016 from 1.97% for the nine months ended June 30, 2015. This increase in the average yield on investment securities was due to the inclusion in the investment portfolio of commercial mortgage-backed securities and corporate securities for the nine months ended June 30, 2016. These higher yielding types of securities were not part of the portfolio for the nine months ended June 30, 2015.

Interest Expense. Total interest expense increased $501,000, or 35.6%, to $1.9 million for the nine months ended June 30, 2016 from $1.4 million for the nine months ended June 30, 2015.  Interest expense on deposit accounts increased $362,000 to $1.7 million for the nine months ended June 30, 2016 from $1.4 million for the nine months ended June 30, 2015.

The average balance of deposits and interest-bearing liabilities increased $67.8 million, or 13.0%, to $588.7 million for the nine months ended June 30, 2016 from $520.8 million for the nine months ended June 30, 2015. The average cost of deposits and interest-bearing liabilities increased 7 basis points to 0.43% for the nine months ended June 30, 2016 from 0.36% for the nine months ended June 30, 2015.

The average balance of interest bearing deposits increased $30.2 million to $446.2 million for the nine months ended June 30, 2016 from $416.0 million for the nine months ended June 30, 2015, and the average cost of interest bearing deposits increased 8 basis points to 0.52% from 0.44% between these periods. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $23.2 million and the average balance of lower cost checking, savings and money market accounts increasing by only $7.0 million. Additionally, the average balance of non-interest bearing demand deposits increased by $30.5 million which helped hold the increase in our overall cost of deposits to only 5 basis points.

Interest expense on FHLB advances increased $139,000 to $166,000 for the nine months ended June 30, 2016 from $27,000 for the nine months ended June 30, 2015. This increase was due to an increase in the average balance of FHLB advances of $7.1 million to $33.3 million for the nine months ended June 30, 2016 compared to $26.2 million for the nine months ended June 30, 2015. Additionally, the cost of FHLB advances increased 52 basis points to 0.66% for the nine months ended June 30, 2016 from 0.14% for the nine months ended June 30, 2015. This increase in the average cost resulted from the addition of long-term FHLB advances to our borrowing mix during the current period.

Net Interest Income. Net interest income increased $1.3 million, or 9.2%, to $15.2 million for the nine months ended June 30, 2016 from $13.9 million for the nine months ended June 30, 2015. Our net interest margin decreased 3 basis point to 3.38% for the nine months ended June 30, 2016 from 3.41% for the nine months ended June 30, 2015.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. However, the change in asset mix with growth concentrated in the loan portfolio also positively impacted the margin between these periods as investment securities generally do not carry yields as high as those on loan products.

Provision for Loan Losses.  We recorded a provision for loan losses of $525,000 for the nine months ended June 30, 2016 compared to $800,000 for the nine months ended June 30, 2015.  The decrease in the provision resulted from slower growth in the loan portfolio and the improvement in our charge-off experience compared to the prior year period. For additional information regarding our allowance for loan losses and certain related ratios at June 30, 2016, September 30, 2015 and June 30, 2015, see "--Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2016 and September 30, 2015.

Non-Interest Income.  Non-interest income decreased $276,000, or 5.6%, to $4.6 million for the nine months ended June 30, 2016 from $4.9 million for the nine months ended June 30, 2015. This decrease was primarily related to decreases in each of service fees on deposit accounts of $236,000, servicing fee income of $148,000 and rental income from real estate operations of $94,000, offset by increases in gains on sales of loans of $127,000 and gains on sales of investment securities of $131,000.

The decrease in service fees on deposit accounts resulted from lower interchange rates received on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in servicing fee income resulted from an increase to the valuation reserve on originated mortgage servicing rights as a result of the decrease in market interest rates during the third quarter. The decrease in rental income from real estate operations resulted from a decrease in the level of our real estate holdings compared to the prior period. The increase in gains on sales of securities resulted from our efforts to reposition a portion of the investment portfolio to increase our allocation to tax-exempt municipal securities. The increase in gain on sales of loans resulted from an increase in the volume of fixed rate mortgage loans sold on the secondary market due to the decrease in market interest rates during the period.

Non-Interest Expense.  Non-interest expense decreased $1.6 million, or 9.6%, to $14.8 million for the nine months ended June 30, 2016, from $16.4 million for the nine months ended June 30, 2015. This decrease was primarily caused by decreases in each of net loss from operations and sale of foreclosed real estate of $490,000, other expense of $434,000, buyout of service contract of $350,000, branch realignment expense of $250,000, occupancy expense of $100,000 and data processing of $104,000, offset by increases in valuation loss on real estate held for sale of $137,000 and salaries and employee benefits of $62,000.

The decrease in net loss from operations and sale of foreclosed real estate resulted from the continued low level of foreclosed real estate. The decrease in other expense resulted primarily from the elimination of a service contract which was terminated in June 2015. The buyout of service contract and branch realignment expense were one-time items which occurred in the three months ended June 30, 2015. The decrease in occupancy expense resulted primarily from the branches closed during fiscal 2015. The decrease in data processing resulted from the termination of a subservicing contract for loans sold on the secondary market with servicing retained by the Bank.

The increase in valuation loss on real estate held for sale resulted from adjustments to our asking price on this property after exposing it to the market for a reasonable period of time. The increase in salaries and employee benefits resulted from an increase in the accrual for ESOP expense as we are contemplating making an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016 which was partially offset by reductions in staffing related to the branches closed during fiscal 2015.

Provision for Income Taxes.  Income tax expense was $1.6 million for the nine months ended June 30, 2016, compared to $536,000 for the nine months ended June 30, 2015.  The effective tax rate as a percent of pre-tax income was 36.4% and 34.0% for the nine months ended June 30, 2016 and 2015, respectively. This increase in the effective tax rate resulted from tax-exempt income (primarily increases in cash surrender value of bank-owned life insurance and interest on tax-exempt securities) making up a smaller percentage of pretax income in the current year period compared to the prior year period.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$518,053	$5,266	4.07%	$473,651	$4,855	4.10%
Securities	85,373	463	2.17	80,807	413	2.04
Fed funds sold and other interest-earning deposits	7,187	34	1.89	7,181	17	0.95
Total interest-earning assets	610,613	5,763	3.78%	561,639	5,285	3.76%
Noninterest-earning assets	75,164			72,090
Total assets	$685,777			$633,729

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$111,054	$—	—%	$89,356	$—	—%

Checking accounts	144,786	103	0.28	164,255	134	0.33
Passbook and statement savings	132,237	46	0.14	126,942	46	0.14
Variable rate money market	46,128	51	0.44	26,288	14	0.21
Certificates of deposit	131,477	405	1.23	115,721	315	1.09
Total interest bearing deposits	454,628	605	0.53	433,206	509	0.47
Total deposits	565,682	605	0.43	522,562	509	0.39

Short-term FHLB advances	15,264	13	0.34	25,407	9	0.14
Long-term FHLB advances	20,000	59	1.18	—	—	—
Total FHLB advances	35,264	72	0.82	25,407	9	0.14

Total deposits and interest-bearing liabilities	600,946	677	0.45%	547,969	518	0.38%

Other liabilities	8,375			6,666
Total liabilities	609,321			554,635
Stockholders' equity	76,456			79,094
Total liabilities and stockholders' equity	$685,777			$633,729

Net interest income		$5,086			$4,767
Net interest rate spread			3.32%			3.39%
Net interest-earning assets	$9,667			$13,670
Net interest margin			3.33%			3.40%
Average of interest-earning assets to interest-bearing liabilities			101.61%			102.49%

	For the Nine Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$506,160	$15,549	4.10%	$450,461	$13,999	4.14%
Securities	84,814	1,417	2.23	84,097	1,241	1.97
Fed funds sold and other interest-earning deposits	7,376	97	1.75	8,488	45	0.71
Total interest-earning assets	598,350	17,063	3.80%	543,046	15,285	3.75%
Noninterest-earning assets	75,236			68,822
Total assets	$673,586			$611,868

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$109,113	$—	—%	$78,628	$—	—%

Checking accounts	141,862	298	0.28	160,389	348	0.29
Passbook and statement savings	129,374	135	0.14	124,055	136	0.15
Variable rate money market	46,863	151	0.43	26,671	40	0.20
Certificates of deposit	128,111	1,158	1.21	104,877	856	1.09
Total interest bearing deposits	446,210	1,742	0.52	415,992	1,380	0.44
Total deposits	555,323	1,742	0.42	494,620	1,380	0.37

Short-term FHLB advances	19,208	36	0.25	26,227	27	0.14
Long-term FHLB advances	14,124	130	1.23	—	—	—
Total FHLB advances	33,332	166	0.66	26,227	27	0.14

Total deposits and interest-bearing liabilities	588,655	1,908	0.43%	520,847	1,407	0.36%

Other liabilities	7,576			7,169
Total liabilities	596,231			528,016
Stockholders' equity	77,355			83,852
Total liabilities and stockholders' equity	$673,586			$611,868

Net interest income		$15,155			$13,878
Net interest rate spread			3.37%			3.39%
Net interest-earning assets	$9,695			$22,199
Net interest margin			3.38%			3.41%
Average of interest-earning assets to interest-bearing liabilities			101.65%			104.26%

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $1.7 million and $791,000 for the nine months ended June 30, 2016 and June 30, 2015, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $30.6 million and $63.2 million for the nine months ended June 30, 2016 and June 30, 2015, respectively.  During the nine months ended June 30, 2016, we purchased $39.3 million and sold $24.2 million in securities held as available-for-sale, and during the nine months ended June 30, 2015, we purchased $21.4 million and sold $23.2 million in securities held as available-for-sale.  Net cash provided by financing activities was $30.2 million and $60.7 million for the nine months ended June 30, 2016 and June 30, 2015, respectively, and consisted of increases in deposit accounts and net FHLB borrowings offset by the purchase of Company stock.

At June 30, 2016, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $67.3 million, or 9.87% of adjusted total assets, which is above the well-capitalized level of $34.1 million, or 5.00%; Common Equity Tier 1 capital of $67.3 million, or 12.08% of risk-weighted assets, which is above the well-capitalized level of $36.2 million, or 6.50%; Tier 1 capital of $67.3 million, or 12.08% of risk-weighted assets, which is above the well-capitalized level of $44.6 million, or 8.00%; and total risk-based capital of $72.4 million, or 12.99% of risk-weighted assets, which is above the well-capitalized level of $55.7 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at June 30, 2016 under all Prompt Corrective Action Provisions as determined by the OCC, our primary regulator.

At June 30, 2016, we had outstanding commitments to originate loans of $11.6 million, unused commercial lines of credit of $90.8 million, unused home equity lines of credit of $27.0 million, and stand-by letters of credit of $574,000.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2016 totaled $56.9 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 at reaching a level of reasonable assurance.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2016, we were not involved in any legal proceedings, the outcome of which, in our reasonable opinion, would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On February 9, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of June 30, 2016, 131,573 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended June 30, 2016.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1 -April 30, 2016	34,761	$19.25	34,761	322,756
May 1 - May 31, 2016	21,559	19.99	21,559	301,197
June 1 - June 30, 2016	10,063	19.86	10,063	291,134
Total	66,383	$19.58	66,383
______________________________________________________________________
(1) All shares were repurchased pursuant to the February 9, 2016 authorization.

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

Date: July 29, 2016

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_
* - This certification is not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended.
______________________________________