Form 10-K
period 2016-09-30
Westbury Bancorp, Inc.
filed 2016-12-02
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of December 2, 2016, there were 4,097,906 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on the NASDAQ Capital Market on March 31, 2016 (the last day of the Registrant's most recently completed fiscal second quarter) was $65.5 million. Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE:

2017 Annual Meeting Proxy Statement (Part III)

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in our forward-looking statements:

•	our ability to manage our operations under current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	significant increases in our loan losses and changes in management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and charge-offs and in our allowance for loan losses and in our provision for loan losses;

•	competition among depository and other financial institutions;

•	our success in increasing our commercial business, commercial real estate and multifamily lending while maintaining our asset quality;

•
we have in recent periods identified multi-family, commercial real estate and construction loans as areas for lending emphasis. We have had, in particular, higher levels of commercial real estate lending (including non-owner occupied commercial real estate loans) in recent periods. Although we believe we have employed the appropriate management, sales, and administrative personnel (including personnel tasked with managing and monitoring loan concentrations in these areas), as well as installed the appropriate systems and procedures, to support this lending emphasis and higher levels of loans in these categories, these types of loans have historically carried greater risk of payment default than loans to retail borrowers. As the volume of commercial lending in these loan categories increases, our credit risk may increase. Construction loans have the additional risk of potential non-completion of the project. In the event of increased defaults from commercial borrowers or non-completion of construction projects, our provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced. In addition, costs associated with the administration of problem loans increase and, therefore, earnings would be further reduced. Further, as the portion of the Company's loans secured by real estate increases (including those related to construction projects), the Company becomes increasingly exposed to fluctuations in real estate values and the real estate markets, as well as being exposed to potential environmental liabilities and related compliance burdens.  If we fail to adequately monitor and evaluate trends in the real estate markets and to assess potential environmental risks, the value of the collateral we hold may be less than expected;

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

•
other actions, resolutions or agreements imposed by our regulators (including the Federal Reserve Bank or the Office of the Comptroller of the Currency) as a result of changes in our financial condition, including related to paying dividends, issuing debt, borrowing funds, repurchasing shares of our common stock and other similar actions.

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

•	the impact of reputational risk created by any of the foregoing developments on such matters such as business generation and retention, funding and liquidity; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.
Westbury Bancorp, Inc.
Westbury Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland on August 10, 2012 and became the savings and loan holding company for Westbury Bank (the “Bank”) following the consummation of the mutual-to-stock conversion of WBSB Bancorp, MHC, the Bank’s former mutual holding company, which was completed on April 9, 2013. The sole business of the Company is its ownership of the Bank. At September 30, 2016, we had total consolidated assets of $702.6 million, net loans of $533.8 million, total deposits of $592.0 million and stockholders' equity of $79.6 million.
In 2012, we elected to change our fiscal year from December 31 to September 30. In order to provide comparative data in certain tables, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the years ended September 30, 2016, 2015, 2014 and 2013 and the nine months ended September 30, 2012.
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
Market Area
We conduct business through our main office located in West Bend, Wisconsin, seven branch offices in West Bend, Brookfield, Germantown, Hartford, Jackson, Kewaskum and Slinger, Wisconsin, and loan production offices in Madison and Appleton, Wisconsin. We also operate one free-standing ATM in West Bend, Wisconsin at a location other than at one of our branches. Our main office, six of our branches and our one free-standing ATM are located in Washington County, our Brookfield branch is located in Waukesha County, our Madison loan production office is located in Dane County, Wisconsin and our Appleton loan production office is located in Outagamie County, Wisconsin. West Bend, Wisconsin is located in southeastern Wisconsin on the Highway 45 corridor, approximately 40 miles northwest of downtown Milwaukee, Wisconsin, and approximately 75 miles northeast of Madison, Wisconsin.
Our primary market area consists of Washington and Waukesha Counties, Wisconsin. Although our current operations are not focused in Milwaukee County, we are affected by conditions in Milwaukee County because our loan portfolio includes loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County and the surrounding area. Our primary market area includes the west and northwest suburbs of Milwaukee, as well as small towns and rural communities.
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
We have in recent periods identified multi-family, commercial real estate, construction, and commercial business loans as areas for lending emphasis. We have had, in particular, higher levels of commercial real estate lending (including non-owner occupied commercial real estate loans) in recent periods. Although we believe we have employed the appropriate management, sales, and administrative personnel (including personnel tasked with managing and monitoring loan concentrations in these areas), as well as installed the appropriate systems and procedures, to support this lending emphasis and higher levels of loans in these categories, these types of loans have historically carried greater risk of payment default than loans to retail borrowers. As the volume of commercial lending in these loan categories increases, our credit risk may increase. Construction loans have the additional risk of potential non-completion of the project. In the event of increased defaults from commercial borrowers or non-completion of construction projects, our provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced. In addition, costs associated with the administration of problem loans increase and, therefore, earnings would be further reduced. Further, as the portion of the Company's loans secured by real estate increases (including those related to construction projects), the Company becomes increasingly exposed to fluctuations in real estate values and the real estate markets, as well as being exposed to potential environmental liabilities and related compliance burdens.  If we fail to adequately monitor and evaluate trends in the real estate markets and to assess potential environmental risks, the value of the collateral we hold may be less than expected.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Single family(1)	$158,541	29.41%	$153,141	30.73%	$135,337	32.13%
Multifamily	123,623	22.93	105,750	21.22	76,396	18.14
Commercial real estate - non-owner occupied	117,971	21.88	110,833	22.24	93,141	22.11
Commercial real estate - owner occupied	63,108	11.71	52,124	10.46	41,980	9.97
Construction and land	16,230	3.01	18,831	3.78	16,362	3.89
Total real estate	479,473	88.94	440,679	88.43	363,216	86.24
Commercial business loans	40,836	7.57	38,200	7.66	37,675	8.95
Consumer loans:
Home equity lines of credit	14,969	2.78	14,881	2.99	14,275	3.39
Education	3,401	0.63	4,106	0.82	4,694	1.11
Automobile	241	0.04	207	0.04	327	0.08
Other consumer loans	221	0.04	316	0.06	994	0.23
Total consumer loans	18,832	3.49	19,510	3.91	20,290	4.81
Total loans	$539,141	100.00%	$498,389	100.00%	$421,181	100.00%
Net deferred loan costs	138		366		235
Allowance for loan losses	5,244		4,598		4,072
Total loans, net	$533,759		$493,425		$416,874

	September 30,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Single family(1)	$132,496	38.16%	$153,090	40.00%
Multifamily	47,178	13.59	38,491	10.06
Commercial real estate - non-owner occupied	80,522	23.19	92,565	24.20
Commercial real estate - owner occupied	31,715	9.14	40,217	10.51
Construction and land	10,629	3.06	8,975	2.35
Total real estate	302,540	87.14	333,338	87.12
Commercial business loans	25,003	7.20	22,938	6.00
Consumer loans:
Home equity lines of credit	13,652	3.94	19,356	5.06
Education	5,189	1.49	5,709	1.49
Automobile	405	0.12	1,004	0.26
Other consumer loans	393	0.11	251	0.07
Total consumer	19,639	5.66	26,320	6.88
Total loans	$347,182	100.00%	$382,596	100.00%
Net deferred loan costs	136		7
Allowance for loan losses	4,266		6,690
Total loans, net	$342,780		$375,899

(1)	Excludes single family mortgage loans held for sale of $1.9 million, $431,000, $326,000, $1.0 million and $3.0 million, respectively, at September 30, 2016, 2015, 2014, 2013, and 2012.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at September 30, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner Occupied	Construction and Land	Commercial
	(Dollars in thousands)
Due During the Year Ending September 30
2017	$851	$13,315	$12,483	$7,275	$1,178	$22,229
2018	1,479	11,409	23,072	2,901	2,891	4,246
2019	2,079	19,377	21,115	8,751	2,653	1,763
2020 to 2021	3,956	55,555	43,503	29,398	2,694	9,092
2022 to 2026	35,677	22,266	15,618	14,349	964	3,506
2027 to 2031	30,906	173	900	203	688	—
2032 and beyond	83,593	1,528	1,280	231	5,162	—

Total	$158,541	$123,623	$117,971	$63,108	$16,230	$40,836

	Home Equity Lines of Credit	Education	Automobile	Other Consumer	Total
	(Dollars in thousands)
Due During the Year Ending September 30
2017	$9,628	$40	$14	$100	$67,113
2018	41	84	93	—	46,216
2019	—	108	80	10	55,936
2020 to 2021	65	274	54	12	144,603
2022 to 2026	38	1,599	—	—	94,017
2027 to 2031	52	972	—	—	33,894
2032 and beyond	5,145	324	—	99	97,362

Total	$14,969	$3,401	$241	$221	$539,141

The following table sets forth our fixed- and adjustable-rate loans at September 30, 2016 that are due after September 30, 2017.

	Due After September 30, 2017
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Single family	$71,784	$85,906	$157,690
Multifamily	98,032	12,276	110,308
Commercial real estate - non-owner occupied	99,165	6,323	105,488
Commercial real estate - owner occupied	53,978	1,855	55,833
Construction and land	5,222	9,830	15,052
Total real estate loans	328,181	116,190	444,371
Commercial business loans	16,948	1,659	18,607
Consumer loans:
Home equity lines of credit	90	5,251	5,341
Education	3,361	—	3,361
Automobile	227	—	227
Other consumer loans	22	99	121
Total consumer loans	3,700	5,350	9,050
Total loans	$348,829	$123,199	$472,028
Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Westbury Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At September 30, 2016, our largest credit relationship totaled $10.5 million and was secured by owner-occupied real estate in our market area. At September 30, 2016, this loan was performing in accordance with its terms. Our second largest relationship at this date was a $9.8 million loan secured by corporate assets including corporate owned life insurance. At September 30, 2016, this loan was performing in accordance with its terms. Both loans comply with our loans to one borrower limits at September 30, 2016.
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
Individual officers and employees do not have approval authority with respect to residential real estate loans. We use the Desktop Underwriter™ system for residential real estate loans, and any loans that are not approved under this system, and loans in excess of the current Fannie Mae eligibility guidelines, may only be approved by our management loan committee, which consists of our Executive Vice President - Community Banking, our Vice President - Retail Loan Operations, our Vice President - Underwriting and our Assistant Vice President - Consumer Lending for loans up to $500,000. For loans exceeding $500,000, the Chief Financial Officer or Chief Credit Officer are included to increase the approval limit to $1,000,000. Residential real estate loans greater than $1,000,000 must be approved by the directors' loan committee.

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
Commercial Real Estate and Multifamily Lending. Consistent with our strategy to diversify our loan portfolio and increase its yield, we are focused on increasing our origination of commercial real estate and multifamily loans, with a target loan size of between $2.0 million to $8.0 million. At September 30, 2016, we had $304.7 million in commercial real estate and multifamily loans, representing 56.5% of our total loan portfolio compared to $268.7 million, or 53.9% of our total loan portfolio at September 30, 2015. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate and multifamily lending in our market area.
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

Set forth below is information regarding our commercial real estate and multifamily loans, by industry, at September 30, 2016.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Multifamily	84	$123,623
Commercial real estate development and rental	94	117,971
Total Non-owner occupied real estate:	178	241,594

Owner-occupied real estate:
Real estate, rental and leasing	33	16,409
Education services	2	11,811
Manufacturing	12	9,282
Health care and social	10	8,559
Construction	7	6,611
Other services	16	2,670
Wholesale trade	5	2,075
Retail trade	7	1,651
Transportation and warehousing	2	1,413
Professional, scientific, and technical services	3	1,238
Accommodation and food	4	637
Arts, entertainment, and recreation	1	495
Finance and insurance	2	223
Remediation services	1	34
Total Owner-occupied real estate:	105	$63,108

Total	283	$304,702

At September 30, 2016, the average loan balance of our outstanding commercial real estate and multifamily loans was $1.1 million, and the largest of such loans was a $10.5 million loan secured by owner-occupied real estate in our market area. This loan was performing in accordance with its original terms at September 30, 2016.
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
Single Family Residential Real Estate Lending. At September 30, 2016, we had $158.5 million of loans secured by single family (considered to be housing consisting of no more than four units) real estate, representing 29.4% of our total loan portfolio. In addition, at September 30, 2016, we had $1.9 million of residential mortgages held for sale. We originate fixed-rate and adjustable-rate residential mortgage loans and home equity loans. At September 30, 2016, 45.5% of our single family residential real estate loans due after 2017 were fixed-rate loans, and 54.5% of such loans were adjustable-rate loans.
Our fixed-rate single family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae, which as of September 30, 2016 was generally $417,000 for single-family homes in our market area. Substantially all of our home equity loans are adjustable-rate loans, and are originated in accordance with the same standards as single family residential loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines. Virtually all of our single family residential real estate loans are secured by properties located in our market area.
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
Our fixed-rate single family residential real estate loans typically have terms of 10 to 30 years. Our adjustable-rate single family residential real estate loans generally have fixed rates for initial terms of one, three, five or seven years, and adjust annually thereafter at a margin over an index. Our adjustable-rate single family residential real estate loans carry terms to maturity ranging from 10 to 30 years.
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
We offer single family residential real estate loans, secured by non-owner occupied properties, exclusively for sale on a servicing-released, non-recourse basis. Generally, we require personal guarantees from the borrowers on these properties, and we will not make loans in excess of 80% loan to value on non-owner-occupied properties.

Home equity loans have greater risk than single family residential real estate loans secured by first mortgages. We face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans, decreases in real estate values could adversely affect the value of property used as collateral. We do not extend home equity loans unless the combined loan-to-value ratio of the first mortgage and the home equity loan is 80% or less, except in cases where the borrower has a credit score greater than 700 where we may accept a loan-to-value ratio of 90% with a higher interest rate charged to the borrower commensurate with the higher risk.
We do not offer “interest only” mortgage loans on permanent single family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). Until April 2012, we offered an interest-only home equity loan product with a term of five years and a balloon payment, but have since discontinued this product. We have approximately $321,000 of these loans as of September 30, 2016, with an additional $286,000 in unused commitments for these loans. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on single family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or loans to borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
We also sell, in the secondary market, a significant portion of the longer-term (20 to 30 year) fixed-rate residential mortgage loans that we originate, on both a servicing-retained and servicing-released, non-recourse basis, while retaining shorter-term (10 to 15 year) fixed-rate residential mortgage loans and adjustable rate residential mortgage loans, in order to manage the maturity and time to repricing of our loan portfolio. We also originate FHA and VA loans for sale on a servicing-released basis. During the years ended September 30, 2016 and September 30, 2015, we sold $48.4 million and $29.2 million of residential mortgage loans, respectively. At September 30, 2016, we serviced a portfolio of $126.1 million of residential mortgage loans that we had originated and sold.

Commercial Business Lending. At September 30, 2016, we had $40.8 million of commercial business loans, representing 7.6% of our total loan portfolio. Our commercial business loans are generally term loans with terms of one to five years, and are generally made to businesses with between $3.0 million and $20.0 million in revenues operating in our market area for purchasing equipment, property improvements, business expansion or working capital, with a target loan size of between $1.0 million to $2.0 million. Our commercial business loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial business loan is secured by equipment, we fix the maturity of a term loan to correspond to 80% of the useful life of equipment purchased or seven years, whichever is less. We also offer regular lines of credit and revolving lines of credit with terms of up to 12 months to finance short-term working capital needs such as accounts payable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or, in very limited circumstances, unsecured. We generally obtain personal guarantees with commercial business loans.
We also offer commercial business loans utilizing the Small Business Administration’s ("SBA") various programs.  The loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. The Bank has Preferred Lender Status with the SBA. During the year ended September 30, 2016, we originated no SBA guaranteed commercial business loans.

We typically originate commercial business loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and the underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial business loans that we originate have greater credit risk than one- to four-family residential real estate loans or, generally, consumer loans. In addition, commercial business loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts on our part.
The table below sets forth information regarding our commercial business loans at September 30, 2016.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Manufacturing	54	$28,689
Construction	24	4,656
Wholesale trade	10	2,480
Transportation and warehousing	7	2,331
Real estate, rental and leasing	4	1,141
Professional, scientific, and technical services	7	412
Remediation services	9	399
Health care and social	5	283
Retail trade	6	235
Other services	5	155
Arts, entertainment, and recreation	2	53
Accommodation and food	1	2
Total	134	$40,836

At September 30, 2016, the average loan balance of our outstanding commercial business loans was $305,000, and the largest outstanding balance of such loans was a $9.8 million loan secured by corporate assets including corporate owned life insurance. This loan was performing in accordance with its original terms at September 30, 2016.
We believe that commercial business loans will provide growth opportunities for us, and we expect to continue to increase, subject to our underwriting standards and market conditions, this business line in the future. We have recently hired seasoned commercial business lenders, which has increased our outstanding commercial business and owner-occupied commercial real estate loan balances and our pipeline of commercial business and owner-occupied commercial real estate loan commitments.
Construction and Land Lending. At September 30, 2016, we had $16.2 million, or 3.0% of our total loan portfolio, in construction and land loans. Of these, $6.0 million were loans on vacant land held for development by individuals for their primary residences, $7.3 million were commercial construction and land development loans, and $2.9 million were loans for the construction by individuals of their primary residences. All $6.0 million of loans on vacant land were fully amortizing loans, with the borrower obligated to pay principal and interest. At September 30, 2016, our largest construction and land loan was a $2.7 million loan secured by a multifamily property in our market area. This loan was performing in accordance with its original terms at September 30, 2016.
Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. Our residential construction loans have rates and terms comparable to single family residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and up to 90% for loans where the borrower obtains private mortgage insurance. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans, except that all residential construction loans are appraised by independent appraisers approved by the Board of Directors.
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

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at September 30, 2016, all of which are secured by properties located in our market area.

	Number of Loans	Balance
		(Dollars in thousands)
Single family construction	17	$2,895
Multifamily construction	4	4,879
Commercial construction	12	2,423
Land	63	6,033
Total	96	$16,230

Consumer Lending. At September 30, 2016, we had $18.8 million, or 3.5% of our loan portfolio, in consumer loans, including $15.0 million in home equity lines of credit, $3.4 million in education loans and $462,000 in other consumer loans.

Home Equity Lines of Credit. At September 30, 2016, we had $15.0 million, or 2.8% of our loan portfolio, in home equity lines of credit. Our home equity lines of credit are secured by residential property, and generally have no set maturity. We do not extend home equity lines of credit unless the combined loan-to-value ratio of all senior mortgages and the line of credit is less than 80%. We offer fixed and variable rate home equity lines of credit, with variable rate home equity lines of credit bearing interest rates based upon the prime rate, subject to maximum rates. Unused commitments on home equity lines of credit were $27.3 million at September 30, 2016.
Home equity lines of credit have greater risk than single family residential real estate loans secured by other mortgages. We face the risk that the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity lines of credit, decreases in real estate values could adversely affect the value of property used as collateral.
At September 30, 2016, the average loan balance of our outstanding home equity lines of credit was $24,900. The largest outstanding balance of any such loan was $3.0 million. This loan was performing in accordance with its original terms at September 30, 2016. The borrower is a local commercial real estate loan customer; however, the residential property securing this loan is located out of our market area. Approximately 60% of our home equity lines of credit are secured by property where we also hold the first mortgage.
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
We may sell a certain amount of the loans we originate into the secondary market and in recent years, based upon our interest rate risk analysis, we have sold a portion of the fixed-rate, single family residential real estate loans that we originated for sale to Fannie Mae on a servicing-retained basis. We are also approved to sell similar loans to the Federal Home Loan Bank of Chicago and Freddie Mac but have not sold to them in recent years. We also originate residential mortgage loans for sale on a servicing-released basis where the interest rates available are more advantageous to our customer than those available from Fannie Mae or the customer requires other terms that we are not prepared to offer on a servicing-retained basis or in our loan portfolio. In addition, all FHA and VA loans and single family residential loans secured by non-owner-occupied properties are originated for sale in the secondary market on a servicing-released basis. Otherwise, we consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. For the year ended September 30, 2016, we sold no mortgage loans on a servicing-retained basis and $48.4 million of mortgage loans on a servicing-released basis and for the year ended September 30, 2015, we sold $286,000 of mortgage loans on a servicing-retained basis and $28.9 million of mortgage loans on a servicing-released basis. At September 30, 2016, we serviced $126.1 million of fixed-rate, single family residential real estate loans that we originated and sold in the secondary market.
From time to time, we may purchase commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We use loan participations sold to manage our loan concentrations and to enable us to make loans to customers with credit needs that exceed our legal lending limit. We held $9.5 million of commercial loan participations purchased in our loan portfolio and serviced $37.2 million of commercial loan participations sold at September 30, 2016.
Delinquencies and Non-Performing Assets
Delinquency Procedures. When a borrower fails to make a required monthly payment on a residential real estate loan, we attempt to contact the borrower to determine the reason for nonpayment and to discuss future payments. Our policies provide that a late notice be sent when a loan is 15 days past due. Once the loan is considered in default, generally at 30 days past due, a letter is sent to the borrower explaining that the entire balance of the loan is due and payable, and additional efforts are made to contact the borrower. A demand letter is mailed at 60 days past due giving the borrower 30 days to bring the account current. If the borrower does not respond, we generally initiate foreclosure proceedings when the loan is 120 days past due. If the loan is reinstated, foreclosure proceedings will be discontinued and the borrower will be permitted to continue to make payments. In certain instances, we may modify the loan or grant a limited exemption from loan payments to allow the borrower to reorganize his or her financial affairs. We attempt to work with our borrowers to establish a repayment schedule that will cure the delinquency in a timely manner based on a full financial review.
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
Delinquent consumer loans are handled in a similar fashion. Our procedures for repossession and sale of consumer collateral are subject to various requirements under applicable laws, including applicable consumer protection laws. In addition, we may determine that foreclosure and sale of such collateral would not be cost-effective for us.
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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2016:
Real estate loans:
Single family	5	$239	3	$426	2	$73	10	$738
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	239	3	426	2	73	10	738
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	3	11	4	39	7	149	14	199
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	3	11	4	39	8	176	15	226
Total	8	$250	7	$465	10	$249	25	$964

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2015:
Real estate loans:
Single family	10	$473	1	$83	5	$340	16	$896
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	1	4	—	—	—	—	1	4
Total real estate	11	477	1	83	5	340	17	900
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	3	190	3	190
Education	5	79	—	—	10	245	15	324
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	79	—	—	13	435	18	514
Total	16	$556	1	$83	18	$775	35	$1,414

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2014:
Real estate loans:
Single family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	1	178	—	—	1	32	2	210
Commercial real estate - owner occupied	—	—	1	163	1	164	2	327
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Automobile	—	—	—	—	1	2	1	2
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2013:
Real estate loans:
Single family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	3	5,305	—	—	3	5,305
Commercial real estate - owner occupied	—	—	1	180	2	1,069	3	1,249
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	6	64	3	26	14	108	23	198
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	12	182	8	117	24	378	44	677
Total	18	$615	23	$7,173	47	$4,527	88	$12,315

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2012:
Real estate loans:
Single family	22	$1,747	11	$1,112	30	$3,034	63	$5,893
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	1	169	5	2,376	6	2,545
Construction and land	1	53	—	—	1	108	2	161
Total real estate	23	1,800	12	1,281	36	5,518	71	8,599
Commercial business loans	4	153	—	—	—	—	4	153
Consumer loans:
Home equity lines of credit	7	453	3	248	11	288	21	989
Education	7	61	8	85	10	114	25	260
Automobile	3	5	2	5	2	3	7	13
Other consumer loans	—	—	—	—	2	6	2	6
Total consumer loans	17	519	13	338	25	411	55	1,268
Total	44	$2,472	25	$1,619	61	$5,929	130	$10,020

The general decrease in delinquent loans at September 30, 2016 was attributable to our ongoing efforts to improve credit quality and relatively stable economic conditions over the past year.

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
When management classifies problem assets as either substandard or doubtful, after reviewing the assets for impairment, it may establish specific allowances in an amount deemed prudent by management to cover probable losses. When an insured institution classifies problem assets as “loss,” it is required to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
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
On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,
	2016	2015	2014	2013	2012
		(Dollars in thousands)
Classified Loans:
Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard – performing:
Real estate loans:
Single family	1,418	1,390	1,239	623	1,485
Multi-family	—	—	160	173	546
Commercial real estate - non-owner occupied	—	—	342	186	1,921
Commercial real estate - owner occupied	—	307	1,135	552	6,689
Construction and land	2	—	5	—	448
Total real estate loans	1,420	1,697	2,881	1,534	11,089
Commercial business loans	—	1,639	82	5	953
Consumer loans:
Home equity lines of credit	68	55	58	61	407
Other consumer loans	—	—	—	—	—
Total consumer loans	68	55	58	61	407
Total substandard – performing	1,488	3,391	3,021	1,600	12,449

Substandard – Nonperforming:
Real estate loans:
Single family	337	195	596	3,903	4,268
Multi-family	—	—	—	2,638	2,789
Commercial real estate - non-owner occupied	—	—	186	35	0
Commercial real estate - owner occupied	—	—	164	1,249	2,376
Construction and land	—	—	—	191	108
Total real estate loans	337	195	946	8,016	9,541
Commercial business loans	—	—	22	—	—
Consumer loans:
Home equity lines of credit	27	190	129	285	310
Other consumer loans	—	—	2	3	45
Total consumer loans	27	190	131	288	355
Total substandard – nonperforming	364	385	1,099	8,304	9,896

Total classified loans(1)	1,852	3,776	4,120	9,904	22,345

Securities(2)	—	—	—	—	230
Foreclosed real estate	99	283	2,355	1,690	2,728

Total classified assets	$1,951	$4,059	$6,475	$11,594	$25,303

Special mention:
Real estate loans:
Single family	$—	$—	$118	$121	$806
Multi-family	—	—	445	—	—
Commercial real estate - non-owner occupied	396	410	424	1,221	1,187
Commercial real estate - owner occupied	—	—	434	1,328	608
Construction and land	—	—	—	—	177
Total real estate loans	396	410	1,421	2,670	2,778
Commercial business loans	214	—	—	928	780
Consumer loans:
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total special mention	610	410	1,421	3,598	3,558

Total classified assets and special mention loans	$2,561	$4,469	$7,896	$15,192	$28,861

(1)
Includes $364,000, $385,000, $727,000, $2.2 million and $3.7 million respectively, at September 30, 2016, September 30, 2015, September 30, 2014, September 30, 2013, and September 30, 2012 of homogeneous single family real estate mortgage loans, home equity lines of credit and other consumer loans that were not, at those dates, subject to detailed internal evaluation or formally risk-rated by the Bank, but that were, at such dates, 90 or more days past due and not covered by private mortgage insurance, and, in accordance with internal policy, are included herein as substandard because the loans are non-performing.

(2)	Represents municipal bonds classified as substandard as a result of downgraded ratings issued by the ratings agencies.

The decrease in classified assets from September 30, 2015 to September 30, 2016 was primarily due to our ongoing efforts to improve credit quality and resolve problem credits in our loan portfolio in a timely, cost-effective manner. The decrease in substandard performing loans was the result of the payoff of a commercial and industrial loan relationship totaling $1.6 million. The decrease in foreclosed real estate was the result of loans transferred to foreclosed properties of $170,000, offset by sales of $356,000 of properties and valuation adjustments of $26,000 for the year ended September 30, 2016.
Non-Performing Assets. Non-performing assets decreased to $661,000, or 0.09% of total assets, at September 30, 2016 from $1.1 million, or 0.17% of total assets, at September 30, 2015. General economic conditions, including the profitability of commercial enterprises, declines in real estate values and excess inventory in housing markets, were the primary cause of elevated levels of delinquencies and foreclosures in our real estate loan portfolio through 2013. Improvement in economic and market conditions and our enhanced efforts focused on loan collection and problem loan resolution have led to improvements in the levels of delinquencies and foreclosed assets. At September 30, 2016, $25,000, or 4.4%, of total nonaccrual loans were current on their loan payments.
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
Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity. We generally do not forgive principal or interest on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for longer amortization schedules (up to 40 years), or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable. At September 30, 2016, we had six loans totaling $3.0 million that were classified as troubled debt restructurings. Of these, none were included in our non-accrual loans at such date as they have been performing for at least six consecutive months under the modified loan terms and the ultimate collectability of the total contractual principal and interest has been deemed probable.

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

	At September 30,
	2016	2015	2014	2013	2012
			(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Single family	$338	$340	$791	$4,207	$4,610
Multi family	—	—	—	2,638	2,789
Commercial real estate - non-owner occupied	—	—	186	34	—
Commercial real estate - owner occupied	—	—	164	1,249	2,376
Construction and land	—	—	—	192	108
Total real estate	338	340	1,141	8,320	9,883
Commercial business loans	—	—	22	—	—
Consumer loans:
Home equity lines of credit	36	203	145	285	310
Education	188	260	120	134	199
Automobile	—	—	2	4	3
Other consumer loans	—	—	—	—	42
Total consumer loans	224	463	267	423	554
Total nonaccrual loans(1)	562	803	1,430	8,743	10,437

Loans greater than 90 days delinquent and still accruing:
Total delinquent loans accruing	—	—	—	—	—

Total non-performing loans	562	803	1,430	8,743	10,437

Foreclosed assets:
Single family	99	89	653	427	591
Multi-family	—	—	458	551	410
Commercial real estate - non-owner occupied	—	—	—	—	629
Commercial real estate - owner occupied	—	194	1,149	448	55
Construction and land	—	—	95	264	1,043
Total foreclosed assets	99	283	2,355	1,690	2,728

Total nonperforming assets	$661	$1,086	$3,785	$10,433	$13,165

Performing troubled debt restructurings	$3,021	$3,134	$3,507	$3,166	$6,302

Ratios:
Nonperforming loans to total loans	0.10%	0.16%	0.34%	2.52%	2.73%
Nonperforming assets to total assets	0.09%	0.17%	0.67%	1.92%	2.50%
Nonperforming assets and troubled debt restructurings to total assets	0.52%	0.66%	1.28%	2.50%	3.70%

(1)	Includes $0, $0, $195,000, $5.4 million and $1.3 million, respectively, of troubled debt restructurings that were on non-accrual status at September 30, 2016, 2015, 2014, 2013 and 2012.

Interest income that would have been recorded for the years ended September 30, 2016 and 2015 had non-accruing loans been current according to their original terms amounted to $31,000 and $31,000, respectively. Interest of approximately $14,000 and $8,000 related to these loans was included in interest income for the years ended September 30, 2016 and 2015, respectively.

Non-performing single family residential real estate loans totaled $338,000 at September 30, 2016 and consisted of six loans, of which the largest totaled $131,000. There were no non-performing commercial real estate loans at September 30, 2016. Other non-performing loans totaled $224,000 at September 30, 2016.
Foreclosed real estate totaled $99,000 at September 30, 2016, and consisted solely of single family residential properties.
At September 30, 2016, our largest non-performing loan relationship was a home equity line of credit loan totaling $131,000 secured by a personal residence.
Other Loans of Concern. There were no other loans at September 30, 2016 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended September 30,					For the Nine Months Ended September 30, 2012
	2016	2015	2014	2013	2012
	Audited	Audited	Audited	Audited	Unaudited	Audited
	(Dollars in thousands)

Balance at beginning of period	$4,598	$4,072	$4,266	$6,690	$7,212	$7,116

Charge-offs:
Real estate loans:
Single family	(176)	(257)	(870)	(1,922)	(1,161)	(803)
Multi-family	—	(99)	—	—	(1,521)	(435)
Commercial real estate - non-owner occupied	—	(63)	(8)	(534)	(496)	(179)
Commercial real estate - owner occupied	—	(52)	(246)	(1,069)	(1,947)	(1,220)
Construction and land	—	—	—	(198)	(482)	(482)
Total real estate	(176)	(471)	(1,124)	(3,723)	(5,607)	(3,119)
Commercial business loans	—	(14)	(159)	(125)	(1,144)	(398)
Consumer loans:
Home equity lines of credit	(10)	(24)	(5)	(118)	(281)	(153)
Education	—	—	—	—	—	—
Automobile	—	(2)	(1)	(7)	(9)	(9)
Other consumer loans	—	—	(47)	(2)	(19)	(1)
Total consumer loans	(10)	(26)	(53)	(127)	(309)	(163)
Total charge-offs	(186)	(511)	(1,336)	(3,975)	(7,060)	(3,680)

Recoveries:
Real estate loans:
Single family	13	18	161	81	19	3
Multi-family	—	—	4	1	40	—
Commercial real estate - non-owner occupied	—	—	15	—	78	78
Commercial real estate - owner occupied	2	36	20	20	83	13
Construction and land	—	—	10	—	—	—
Total real estate	15	54	210	102	220	94
Commercial business loans	32	22	43	56	55	50
Consumer loans:
Home equity lines of credit	—	—	—	11	87	87
Education	—	—	—	—	—	—
Automobile	—	5	1	2	1	1
Other consumer loans	10	6	338	—	3	3
Total consumer loans	10	11	339	13	91	91
Total recoveries	57	87	592	171	366	235

Net charge-offs	(129)	(424)	(744)	(3,804)	(6,694)	(3,445)
Provision for loan losses	775	950	550	1,380	6,172	3,019

Balance at end of period	$5,244	$4,598	$4,072	$4,266	$6,690	$6,690

Ratios:
Net charge-offs to average loans outstanding	0.03%	0.09%	0.20%	1.05%	1.71%	1.16%
Allowance for loan losses to nonperforming loans at end of period	933.10%	572.60%	284.76%	48.80%	64.10%	64.10%
Allowance for loan losses to total loans at end of period	0.97%	0.92%	0.97%	1.23%	1.75%	1.75%

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

	At September 30, 2016				At September 30, 2015
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single family	$980	18.69%	$158,541	29.41%	$1,073	23.34%	$153,141	30.73%
Multi-family	1,015	19.36	123,623	22.93	1,013	22.03	105,750	21.22
Commercial real estate - non-owner occupied	1,519	28.97	117,971	21.88	1,091	23.73	110,833	22.24
Commercial real estate - owner occupied	813	15.50	63,108	11.71	513	11.15	52,124	10.46
Construction and land	344	6.56	16,230	3.01	330	7.18	18,831	3.78
Total real estate	4,671		479,473		4,020		440,679
Commercial business loans	500	9.53	40,836	7.57	498	10.83	38,200	7.66
Consumer loans:
Home equity lines of credit	70	1.33	14,969	2.78	74	1.61	14,881	2.99
Other consumer loans	3	0.06	3,863	0.71	6	0.13	4,629	0.92
Total consumer loans	73		18,832		80		19,510

Total loans (excluding net deferred loan fees and costs)	$5,244	100.00%	$539,141	100.00%	$4,598	100.00%	$498,389	100.00%

	At September 30, 2014				At September 30, 2013
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single family	$1,072	26.33%	$135,337	32.13%	$1,873	43.90%	$132,496	38.16%
Multi-family	757	18.59	76,396	18.14	165	3.87	47,178	13.59
Commercial real estate - non-owner occupied	679	16.68	93,141	22.11	1,217	28.53	80,522	23.19
Commercial real estate - owner occupied	733	18.00	41,980	9.97	284	6.66	31,715	9.14
Construction and land	301	7.39	16,362	3.89	374	8.77	10,629	3.06
Total real estate	3,542		363,216		3,913		302,540
Commercial business loans	454	11.15	37,675	8.95	211	4.95	25,003	7.20
Consumer loans:
Home equity lines of credit	75	1.84	14,275	3.39	136	3.19	13,652	3.94
Other consumer loans	1	0.02	6,015	1.42	6	0.14	5,987	1.72
Total consumer loans	76		20,290		142		19,639

Total loans (excluding net deferred loan fees and costs)	$4,072	100.00%	$421,181	100.00%	$4,266	100.00%	$347,182	100.00%

	At September 30, 2012
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
Single family	$1,390	20.78%	$153,090	40.00%
Multi-family	712	10.64	38,491	10.06
Commercial real estate - non-owner occupied	2,121	31.70	92,565	24.20
Commercial real estate - owner occupied	1,128	16.87	40,217	10.51
Construction and land	293	4.38	8,975	2.35
Total real estate	5,644		333,338
Commercial business loans	810	12.11	22,938	6.00
Consumer loans:
Home equity lines of credit	233	3.48	19,356	5.06
Other consumer loans	3	0.04	6,964	1.82
Total consumer loans	236		26,320

Total loans (excluding net deferred loan fees and costs)	$6,690	100.00%	$382,596	100.00%

At September 30, 2016, our allowance for loan losses represented 0.97% of total loans and 933.10% of non-performing loans whereas at September 30, 2015, our allowance for loan losses represented 0.92% of total loans and 572.60% of non-performing loans. The decrease in non-performing loans to $562,000 at September 30, 2016 from $803,000 at September 30, 2015, without a significant amount of charge-offs to the allowance for loan losses, resulted in the improvement in the ratio of allowance for loan losses to non-performing loans. We recorded $129,000 and $424,000 in net charge-offs during the years ended September 30, 2016 and September 30, 2015, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used by our management in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Furthermore, as an integral part of its examination process, the OCC, our primary regulator, will periodically review our allowance for loan losses. The OCC may require that we increase our allowance based on its judgments of information available to it at the time of its examination. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
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
Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended, and subject, to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our Chief Financial Officer and our President and Chief Executive Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities with maturities up to 10 years; securities issued by the United States Government and its agencies or government sponsored enterprises with maturities up to 10 years; step-up coupon securities issued by government sponsored enterprises with maturities up to 15 years; pass-through mortgage-backed securities (MBS) issued by Fannie Mae, Ginnie Mae or Freddie Mac with an average life up to seven years secured by either single family or multifamily loans; collateralized mortgage obligations (CMO) with an average life up to seven years that are secured by MBS issued by Fannie Mae, Ginnie Mae or Freddie Mac; municipal tax, revenue, and bond anticipation notes issued by Wisconsin municipalities and general obligation municipal notes and bonds with maturities up to 20 years; AAA (insured) essential service municipal revenue notes and bonds issued by non-Wisconsin municipalities with maturities up to 20 years; corporate notes and bonds issued by U.S. corporations with maturities up to ten years; reverse repurchase agreements with maturities up to one year; certificates of deposit issued in the U.S. by U.S. banks with maturities up to seven years; bank notes and banker’s acceptances with maturities up to one year; Fed funds sold to U.S. banks; and equity investments in the Federal Reserve Bank of Chicago and the Federal Home Loan Bank of Chicago or acquired in foreclosure, settlement or workout of debts previously contracted.
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
Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio be appropriately diversified. At September 30, 2016, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae.
U.S. Government and Agency Obligations. At September 30, 2016, we had U.S. government and agency securities with a carrying value of $25,000, which constituted 0.03% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Residential Mortgage-Backed Securities. At September 30, 2016, we had residential mortgage-backed securities with a carrying value of $40.8 million, which constituted 42.4% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our residential mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
Collateralized Mortgage Obligations (CMO). At September 30, 2016, we had CMOs with a carrying value of $2.7 million, which constituted 2.8% of our securities portfolio. CMOs issued by United States Government agencies and government-sponsored enterprises are also more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, CMOs may be used to collateralize our borrowings. Investments in CMOs involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such investments, thereby affecting the net yield on our securities. However, they are generally less susceptible to prepayment risk than mortgage-backed securities as they are structured to provide a more predictable payment stream to the holder of the CMO. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. All of our CMOs are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Commercial Mortgage-Backed Securities. At September 30, 2016, we had commercial mortgage-backed securities with a carrying value of $11.5 million, which constituted 12.0% of our securities portfolio. Commercial mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of multifamily mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our commercial mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Municipal Securities. At September 30, 2016, we had taxable municipal securities available for sale with a carrying value of $13.1 million, tax exempt municipal securities available for sale with a carrying value of $25.7 million, and tax exempt municipal securities held to maturity with a carrying value of $2.3 million which constituted 13.6%, 26.7%, and 2.4% of our securities portfolio, respectively. Most of our current municipal securities are issued by Wisconsin municipalities and have maturities not in excess of 12 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Corporate Securities. At September 30, 2016, we did not hold any corporate securities. The corporate securities we have historically owned are issued by well-known national companies and have maturities not in excess of ten years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in corporate securities, from time to time, to the extent appropriate, for generating returns in our investment portfolio.
Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago totaling $1.3 million at September 30, 2016. The Federal Home Loan Bank common stock is carried at cost and is classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings in the future.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value.

	At September 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$24	$25	$24	$25	$5,250	$5,179
U.S. Government agency residential mortgage-backed securities	40,289	40,750	39,380	39,692	37,144	37,196
U.S. Government agency collateralized mortgage obligations	2,674	2,680	1,963	1,941	3,458	3,432
U.S. Government agency commercial mortgage-backed securities	11,376	11,526	13,993	14,099	10,835	10,752
Corporate Bonds	—	—	2,852	2,862	—	—
Municipal securities:
Taxable	12,756	13,109	19,285	19,466	30,512	30,572
Tax-exempt	25,730	25,682	2,209	2,201	3,223	3,215
Total available for sale securities	92,849	93,772	79,706	80,286	90,422	90,346
Securities held to maturity:
Municipal securities -Tax-exempt	2,293	2,392	2,459	2,490	—	—
Total Investment Securities	$95,142	$96,164	$82,165	$82,776	$90,422	$90,346

At September 30, 2016, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total stockholders' equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at September 30, 2016. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Some of our U.S. Government and agency securities are callable at the option of the issuer. Yields on our tax-exempt securities are presented on a tax-equivalent basis. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$—	—%	$24	2.00%	$—	—%	$—	—%	$24	2.00%	$25
U.S. Government agency residential mortgage-backed securities	43	3.56	2,019	3.13	7,359	2.37	30,868	1.70	40,289	1.90	40,750
U.S. Government agency collateralized mortgage obligations	30	2.22	—	—	—	—	2,644	2.04	2,674	2.04	2,680
U.S. Government agency commercial mortgage-backed securities	—	—	1,402	2.17	5,152	1.87	4,822	1.66	11,376	1.82	11,526
Corporate Bonds	—	—	—	—	—	—	—	—	—	—	—
Municipal securities:
Taxable	—	—	5,380	2.39	7,376	2.85	—	—	12,756	2.65	13,109
Tax-exempt	85	1.01	4,724	1.23	14,712	1.74	6,209	2.62	25,730	1.86	25,682
Total securities available-for-sale:	158	1.93	13,549	2.07	34,599	2.13	44,543	1.85	92,849	1.99	93,772
Securities held to maturity:
Municipal securities - tax-exempt	168	1.20	703	1.86	982	2.94	440	3.50	2,293	2.59	2,392
Total	$326	1.55%	$14,252	2.06%	$35,581	2.15%	$44,983	1.87%	$95,142	2.00%	$96,164

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities and sales, loan prepayments, retained earnings and income on interest-earning assets. While scheduled loan payments and income on interest-earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. To a lesser extent, we may utilize repurchase agreements or Fed funds sold as funding sources.
Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. A significant majority of our deposits are transaction accounts, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. At September 30, 2016, our core deposits, which are deposits other than time deposits and certificates of deposit, were $445.5 million, representing 75.2% of total deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past held, and currently do not hold, brokered deposits. We do generate certificates of deposit using QwickrateTM and National CD RatelineTM, both of which are Internet-based deposit rate listing services, as alternative funding sources. These outlets also serve to support our contingency funding plan. At September 30, 2016, certificates of deposit generated via these alternative funding sources totaled $53.9 million, or 9.1% of our total deposit balances.
In recent years, we have relied for deposit generation on promotional programs and advertising efforts, our reputation in the community for superior customer service, the variety of deposit accounts that we offer, our competitive rates, customer referrals, and cross-marketing efforts with loan customers. We may use promotional rates to meet asset/liability and market segment goals. We intend to continue to focus on increasing our core deposits by providing incentives on new transaction accounts, enhanced on-line and mobile services, remote deposit capture services, and by leveraging commercial lending relationships to increase transaction accounts.
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
The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For Years Ended September 30,
	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$110,600	19.70%	n/a	$82,524	16.36%	n/a
Interest bearing	142,252	25.34%	0.28%	144,203	28.59%	0.27%
Passbook and statement savings accounts	130,363	23.22%	0.14%	124,962	24.78%	0.15%
Variable rate money market accounts	47,267	8.42%	0.43%	43,367	8.60%	0.33%
Certificates of deposit	130,955	23.32%	1.21%	109,269	21.67%	1.10%
Total deposits	$561,437	100.00%	0.42%	$504,325	100.00%	0.38%

	For Year Ended September 30,
	2014
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$77,646	17.27%	n/a
Interest bearing	138,600	30.84%	0.32%
Passbook and statement savings accounts	121,141	26.95%	0.14%
Variable rate money market accounts	21,448	4.77%	0.20%
Certificates of deposit	90,638	20.17%	1.07%
Total deposits	$449,473	100.00%	0.36%

The following table sets forth our deposit activities for the periods indicated.

	For the Years Ended September 30,
	2016	2015	2014
	(Dollars in thousands)

Beginning balance	$531,020	$454,928	$440,978
Net deposits before interest credited	58,589	74,170	12,321
Interest credited	2,368	1,922	1,629
Net increase in deposits	60,957	76,092	13,950
Ending balance	$591,977	$531,020	$454,928

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2016	2015	2014
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$52,769	$46,433	$47,109
1.00% - 2.00%	88,571	68,030	40,077
2.00% - 2.99%	5,131	7,733	8,128
3.00% - 3.99%	51	63	1,057
4.00% and higher	—	—	—
Total	$146,522	$122,259	$96,371

The following table sets forth the amount and maturities of all of our certificates of deposit by interest rate at September 30, 2016.

	At September 30, 2016
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$40,633	$12,136	$—	$—	$52,769	36.01%
1.00% - 1.99%	26,932	23,284	22,784	15,571	88,571	60.45%
2.00% - 2.99%	—	—	595	4,536	5,131	3.50%
3.00% - 3.99%	37	14	—	—	51	0.03%
Total	$67,602	$35,434	$23,379	$20,107	$146,522	100.00%

As of September 30, 2016 and 2015, the aggregate amount of all of our certificates of deposit in amounts greater than or equal to $100,000 were $89.6 million and $64.2 million, respectively. The following table sets forth the maturity of these certificates as of September 30, 2016 and 2015.

	At September 30,
	2016	2015
	(Dollars in thousands)
Three months or less	$4,083	$1,510
Over three months through six months	14,008	8,921
Over six months through one year	20,449	9,598
Over one year	51,048	44,126

Total	$89,588	$64,155

As of September 30, 2016 and 2015, the aggregate amount of all of our certificates of deposit in amounts greater than or equal to $250,000 were $26.2 million and $8.8 million, respectively. The following table sets forth the maturity of these certificates as of September 30, 2016 and 2015.

	At September 30,
	2016	2015
	(Dollars in thousands)
Three months or less	$751	$—
Over three months through six months	2,682	1,500
Over six months through one year	8,421	1,328
Over one year	14,300	5,947

Total	$26,154	$8,775

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At September 30, 2016, we had $20.0 million of outstanding advances from the Federal Home Loan Bank of Chicago. At September 30, 2016, based on available collateral and our ownership of FHLB stock, and based upon our internal policy, we had access to additional Federal Home Loan Bank advances of up to $179.7 million, and an additional $10.0 million in overnight advances with our correspondent bank. The following table sets forth the maturity of long-term advances from the Federal Home Loan Bank of Chicago as of September 30, 2016.

	At September 30, 2016
	Amount	Weighted Ave Rate
	(Dollars in thousands)
Due in one year or less	$—	—%
Due after one year through five years	10,000	1.13
Due after five years through ten years	10,000	0.92
Due after ten years	—	—

Total	$20,000	1.02%

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At or For the Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB short-term advances	$—	$18,000	$17,000
FHLB long-term advances	20,000	—	—
Maximum amount outstanding at any month-end:
FHLB short-term advances	$37,000	$56,000	$17,500
FHLB long-term advances	20,000	—	—
Weighted average interest rate at end of year:
FHLB short-term advances	—%	0.13%	0.13%
FHLB long-term advances	1.02	—	—

Average amount outstanding during the year:
FHLB short-term advances	$17,562	$26,856	$5,807
FHLB long-term advances	15,601	—	—
Weighted average interest rate during the year:
FHLB short-term advances	0.28%	0.14%	0.14%
FHLB long-term advances	1.19	—	—
Personnel
As of September 30, 2016, we had 133 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiaries
Westbury Bancorp, Inc. wholly owns Westbury Bank. Westbury Bank has one subsidiary as of September 30, 2016. That subsidiary, WBSB Real Estate LLC, is a Wisconsin limited liability company that was formed to own certain of Westbury Bank’s foreclosed properties from time to time.
Another subsidiary was dissolved during fiscal 2016. That subsidiary, CRH, Inc., was a Wisconsin corporation that had been formed to own and operate commercial real estate for investment purposes.

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

At September 30, 2016, the Bank’s capital exceeded all applicable requirements and is considered "well-capitalized".
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2016, Westbury Bank had no borrowers for which it was not in compliance with the loans-to-one borrower limitations.
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
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At September 30, 2016, Westbury Bank maintained 70.01% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Westbury Bank has satisfied the QTL test in each of the last 12 months.

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
Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Westbury Bank. The Company is an affiliate of Westbury Bank because of its control of the Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.
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
Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in a wrongful action that is likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.
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
Generally, the OCC is required to appoint a receiver or conservator for a savings association that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings association to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.
At September 30, 2016, the Bank met the criteria for being considered “well capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2016, the annualized FICO assessment was equal to 0.56 basis points of total assets less tangible capital.
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
Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $103.6 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $103.6 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $14.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. As of September 30, 2016, Westbury Bank was in compliance with these requirements.
Federal Home Loan Bank System. Westbury Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Westbury Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2016, Westbury Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Westbury Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Chicago stock. As of September 30, 2016, no impairment has been recognized.
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
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2016, the Company had $669,000 of minimum tax credit carryforwards which do not expire.
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
We conduct our business at eight banking offices located in Washington and Waukesha Counties, Wisconsin and loan production offices located in Dane and Outagamie Counties, Wisconsin.  We own all of our banking center facilities and lease the loan production offices.  We operate nine ATMs at our branches and one other at a stand-alone location.  We believe that all of our properties and equipment are well maintained, in good operating condition and adequate for all of our present and anticipated needs.  We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. See Note 7 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

ITEM 3.	Legal Proceedings.
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2016, we do not believe we are involved in any legal proceedings or claims, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures.
Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information, Holders and Dividend Information. Our common stock is traded on the Nasdaq Capital Market under the symbol “WBB.” The number of holders of record of Westbury Bancorp, Inc.’s common stock as of September 30, 2016 was 368. Westbury Bancorp, Inc. common stock began trading on April 11, 2013. Certain shares of Westbury Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number, but we believe it is substantially higher than the number of record holders.
The following table presents quarterly market (showing the high and low trading prices and not necessarily closing market prices) and dividend information for Westbury Bancorp, Inc.’s common stock for each quarter during fiscal years 2016 and 2015, as reported on the Nasdaq Capital Market.

Fiscal Year Ended September 30, 2016	High	Low	Dividends

Quarter ended September 30, 2016	$19.97	$18.80	N/A

Quarter ended June 30, 2016	$20.26	$18.82	N/A

Quarter ended March 31, 2016	$19.70	$17.58	N/A

Quarter ended December 31, 2015	$19.07	$17.22	N/A

Fiscal Year Ended September 30, 2015	High	Low	Dividends

Quarter ended September 30, 2015	$18.16	$17.20	N/A

Quarter ended June 30, 2015	$18.03	$16.96	N/A

Quarter ended March 31, 2015	$18.59	$16.00	N/A

Quarter ended December 31, 2014	$16.46	$14.79	N/A

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
(b)Sales of Unregistered Securities. Not applicable.
(c)Use of Proceeds. Not applicable.
(d)Securities Authorized for Issuance Under Equity Compensation Plans.
At September 30, 2016, there were no compensation plans under which equity securities of Westbury Bancorp, Inc. were authorized for issuance other than the Equity Incentive Plan. See Part III, Item 12.
(e)Stock Repurchases.
The table below sets forth Westbury Bancorp, Inc.'s common stock repurchases during the three months ended September 30, 2016. On February 19, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of September 30, 2016, 131,772 shares had been purchased under the current plan.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-July 31, 2016 (1)	—	$—	—	291,134
August 1-August 31, 2016(1)	—	—	—	291,134
September 1-September 30, 2016(1)	—	—	—	291,134
Total	—	$—	—

(1)	Represents the maximum number of shares available for repurchase under the February 19, 2016 repurchase program at each month end.

Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data.
The following tables set forth consolidated historical financial and other data of Westbury Bancorp, Inc. and its subsidiaries for the fiscal years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. In 2012, we elected to change our fiscal year from December 31 to September 30. In order to provide comparative information, we have included unaudited information for the year ended September 30, 2012 in addition to the audited information for the fiscal years ended September 30, 2016, 2015, 2014 and 2013 and the nine months ended September 30, 2012. The information at September 30, 2016 and 2015 and for the years ended

September 30, 2016 and 2015 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at September 30, 2014, 2013 and 2012 and for the years ended September 30, 2014 and 2013 and for the nine months ended September 30, 2012 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to April 9, 2013 is for the Company's predecessor, WBSB Bancorp, MHC.

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$702,625	$638,929	$568,695	$543,282	$526,466
Cash and cash equivalents	29,613	16,488	17,608	47,665	33,141
Investment securities	96,065	82,745	90,346	105,705	64,532
Federal Home Loan Bank stock	1,330	3,350	2,670	2,670	2,670
Loans held for sale	1,881	431	326	1,028	3,022
Loans, net	533,759	493,425	416,874	342,780	375,899
Deposits	591,977	531,020	454,928	440,978	466,758
Short-term borrowings, including Federal Home Loan Bank of Chicago advances	—	18,000	17,000	—	1,254
Long-term borrowings, including Federal Home Loan Bank of Chicago advances	20,000	—	—	—	—
Stockholders’ equity	79,629	78,812	86,487	90,602	46,864

	For the Years Ended September 30,					For the Nine Months Ended September 30, 2012
	2016	2015	2014	2013	2012
					(Unaudited)
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$22,944	$20,780	$18,322	$18,958	$22,048	$16,338
Interest expense	2,602	1,959	1,637	2,121	3,398	2,266
Net interest income	20,342	18,821	16,685	16,837	18,650	14,072
Provision for loan losses	775	950	550	1,380	6,172	3,019
Net interest income after provision for loan losses	19,567	17,871	16,135	15,457	12,478	11,053
Noninterest income	6,521	6,724	6,244	8,978	10,251	8,216
Noninterest expense	20,631	22,973	24,986	23,149	26,428	18,465
Income (loss) before income taxes	5,457	1,622	(2,607)	1,286	(3,699)	804
Income tax expense (benefit)	1,986	(1,902)	(1,172)	348	3	229
Net income (loss)	$3,471	$3,524	$(1,435)	$938	$(3,702)	$575

	At or For the Years Ended September 30,
	2016	2015	2014	2013	2012
					(Unaudited)
Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.51%	0.57%	(0.26)%	0.17%	(0.67)%
Return on equity (ratio of net income (loss) to average equity)	4.49%	4.28%	(1.59)%	1.34%	(7.61)%
Interest rate spread (1)	3.37%	3.41%	3.44%	3.72%	3.87%
Net interest margin (2)	3.38%	3.43%	3.46%	3.71%	3.85%
Efficiency ratio (3)	76.80%	89.93%	108.97%	89.68%	91.44%
Dividend payout ratio	—%	—%	—%	—%	—%
Noninterest expense to average total assets	3.03%	3.70%	4.52%	4.23%	4.76%
Average interest-earning assets to average interest-bearing liabilities and deposits	101.85%	103.71%	106.25%	97.67%	97.24%
Loans to deposits	91.07%	93.86%	92.50%	78.70%	81.97%
Basic earnings per share	$0.94	$0.85	$(0.31)	$(0.06)	N/A
Diluted earnings per share	$0.93	$0.85	$(0.31)	$(0.06)	N/A
Tangible book value per share including ESOP shares	$19.43	$18.21	$17.04	$17.62	N/A
Tangible book value per share excluding ESOP shares	$21.07	$19.83	$18.40	$19.15	N/A

Asset Quality Ratios:

Nonperforming assets to total assets	0.09%	0.17%	0.67%	1.92%	2.50%
Nonperforming loans to total loans	0.10%	0.16%	0.34%	2.52%	2.73%
Allowance for loan losses to nonperforming loans	933.10%	572.60%	284.76%	48.80%	64.10%
Allowance for loan losses to total loans	0.97%	0.92%	0.97%	1.23%	1.75%

Capital Ratios:

Average equity to average assets	11.38%	13.25%	16.28%	16.54%	8.76%
Equity to total assets at end of period	11.33%	12.34%	15.21%	16.68%	8.90%
Total capital to risk-weighted assets (4)	13.54%	13.12%	16.18%	18.85%	11.46%
Tier 1 capital to risk-weighted assets (4)	12.61%	12.25%	15.17%	17.64%	10.20%
CET1 capital to risk-weighted assets (4)	12.61%	12.25%	N/A	N/A	N/A
Tier 1 capital to average assets (4)	10.23%	10.01%	11.13%	12.01%	7.68%

Other Data:

Number of full service offices	8	8	9	12	12

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Represents capital ratios of Westbury Bank.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section is intended to help the reader understand the financial performance of Westbury Bancorp, Inc. and its subsidiaries through a discussion of the factors affecting our financial condition at September 30, 2016 and 2015 and our results of operations for the years ended September 30, 2016 and 2015.
This section should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report on Form 10-K.

Overview
We provide financial services to individuals, families and businesses through our main office and seven branches located in Washington County and Waukesha County and loan production offices located in Dane County and Outagamie County, Wisconsin. Additionally, although our operations are not focused in Milwaukee County, we are affected by conditions in Milwaukee County because our loan portfolio includes a significant number of loans that are secured by real estate or that have borrowers located in Milwaukee County. In addition, a number of our customers who reside in Washington or Waukesha Counties are employed in Milwaukee County, and the operations of our commercial customers depend in part on sales of products and services to individuals or other businesses located in Milwaukee County and the surrounding area.
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and borrowings, in commercial and multifamily real estate loans, one- to four-family residential real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2016, approximately 75.2% of our deposits were transaction accounts. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
At September 30, 2016, we had total assets of $702.6 million, total deposits of $592.0 million and total stockholders' equity of $79.6 million, compared to total assets of $638.9 million, total deposits of $531.0 million and total stockholders' equity of $78.8 million at September 30, 2015.

The results of our operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, loan servicing income, gain on sales of securities and loans, debit card income, income from bank-owned life insurance and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance premiums, professional fees, advertising and other operating expenses.
Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy
Our goal is to operate Westbury Bank as a profitable, independent, community-oriented commercial bank delivering attractive returns to our shareholders by providing superior customer service and innovative financial products to individuals and small businesses in our market area. We believe a disciplined approach to managing the size, composition and growth of our balance sheet, including the use of financial modeling techniques to price products favorably and competitively and to manage expenses, will enable us to optimize profitability.
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
Increase Commercial Business, Commercial Real Estate and Multi-Family Lending. We believe that, with the recent downward trends in interest rates on residential mortgage loans, particularly on the variable rate residential mortgage loans that we retain in our portfolio, a prudent approach to expanding our balance sheet is to increase the growth of commercial business, commercial real estate and multifamily loans in order to increase our profitability. In the past several years, because commercial lending is based on relationships, we have hired specialized commercial lending officers with strong borrower relationships. This has resulted in an increase in our commercial real estate, multifamily and commercial business lending activities, as well as enhancements to our commercial lending policies and procedures. At September 30, 2016, we had $345.5 million of commercial real estate, commercial business and multifamily loans, representing 64.1% of our total loans, and we originated $49.4 million of commercial real estate, commercial business and multifamily loans during the year ended September 30, 2016 and $78.1 million of such loans during the year ended September 30, 2015. We expect that a disciplined approach to increasing our commercial business, commercial real estate and multifamily lending will diversify and increase the yield on our loan portfolio.
We have in recent periods identified multi-family, commercial real estate and construction loans as areas for lending emphasis. We have had, in particular, higher levels of commercial real estate lending (including non-owner occupied commercial real estate loans) in recent periods. Although we believe we have employed the appropriate management, sales, and administrative personnel (including personnel tasked with managing and monitoring loan concentrations in these areas), as well as installed the appropriate systems and procedures, to support this lending emphasis and higher levels of loans in these categories, these types of loans have historically carried greater risk of payment default than loans to retail borrowers. As the volume of commercial lending in these loan categories increases, our credit risk may increase. Construction loans have the additional risk of potential non-completion of the project. In the event of increased defaults from commercial borrowers or non-completion of construction projects, our provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced. In addition, costs associated with the administration of problem loans increase and, therefore, earnings would be further reduced. Further, as the portion of the Company's loans secured by real estate increases (including those related to construction projects), the Company becomes increasingly exposed to fluctuations in real estate values and the real estate markets, as well as being exposed to potential environmental liabilities and related compliance burdens.  If we fail to adequately monitor and evaluate trends in the real estate markets and to assess potential environmental risks, the value of the collateral we hold may be less than expected.

Continue to Originate Low-Cost Transaction Account Deposits. We offer checking accounts, passbook and statement savings accounts and money market accounts, which generally are lower cost sources of funds than certificates of deposit, are generally less sensitive to withdrawal when interest rates fluctuate, and provide the opportunity for generation of deposit-related fee income. At September 30, 2016, approximately 75.2% of our deposits were transaction accounts. We intend to pursue increased origination of these low cost deposits, with particular focus on transaction accounts, by implementing marketing and promotional programs, offering remote deposit capture services to business customers, and broadening banking relationships with lending customers, particularly as we expand our commercial business, commercial real estate and multifamily lending activities.
Continue to Originate and Sell Certain Residential Real Estate Loans. Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one- to four-family real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended September 30, 2016, we originated $93.7 million in residential real estate loans and sold $48.4 million for gains on sale of $779,000, and during the year ended September 30, 2015, we originated $67.3 million in residential real estate loans and sold $29.2 million for gains on sale of $448,000. Accordingly, we will continue to originate one- to four-family residential mortgage loans and home equity loans and lines of credit. We intend to maintain an appropriately sized portfolio of short-term fixed rate and adjustable-rate residential mortgage loans to increase the yield of our loan portfolio, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We intend to sell the majority of the long-term fixed-rate residential mortgage loans in the secondary market to generate gains on sale and manage the overall maturity of our loan portfolio.
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
Comparison of Financial Condition at September 30, 2016 and September 30, 2015
Total Assets. Total assets increased by $63.7 million, or 10.0%, to $702.6 million at September 30, 2016 from $638.9 million at September 30, 2015. The increase was primarily the result of the successful implementation of our strategies to increase the loan portfolio, particularly in multifamily, commercial real estate and commercial business loans.
Net Loans. Net loans increased by $40.3 million, or 8.2%, to $533.8 million at September 30, 2016 from $493.4 million at September 30, 2015. During the year ended September 30, 2016, commercial real estate loans increased $18.1 million, or 11.1%, multifamily loans increased $17.9 million, or 16.9%, one- to four-family residential real estate loans increased $5.4 million, or 3.5%, and commercial business loans increased $2.6 million, or 6.9%, while construction and land development loans decreased by $2.6 million, or 13.8%.
Investment Securities. Investment securities available for sale increased $13.5 million, or 16.8%, to $93.8 million at September 30, 2016 from $80.3 million at September 30, 2015. Investment securities held to maturity decreased $166,000 to $2.3 million at September 30, 2016 from $2.5 million at September 30, 2015 as we received principal payments upon the maturity of bonds.
In the available for sale portfolio, mortgage-backed securities and collateralized mortgage obligations decreased $776,000, or 1.4%, to $55.0 million at September 30, 2016 from $55.7 million at September 30, 2015 and corporate securities decreased $2.9 million to zero at September 30, 2016 from $2.9 million at September 30, 2015. Municipal securities increased $17.1 million, or 79.0%, to $38.8 million at September 30, 2016 from $21.7 million at September 30, 2015.
The yield on our combined portfolio of investment securities decreased to 2.00% at September 30, 2016 compared to 2.18% at September 30, 2015. Net unrealized gain on securities available for sale increased $343,000 from September 30, 2015 to September 30, 2016, reflecting the effect of a general decrease in market interest rates between periods.
At September 30, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, collateralized mortgage obligations, government-sponsored debentures, municipal securities and corporate securities. Investment securities classified as held-to-maturity consisted entirely of municipal securities.
Foreclosed Real Estate. Foreclosed real estate held for sale decreased $184,000, or 65.0%, to $99,000 at September 30, 2016 from $283,000 at September 30, 2015, as a result of sales of properties of $356,000 and write-downs of foreclosed real estate to their realizable value of $26,000, offset by new foreclosures of $170,000.
Real Estate Held for Investment. Real estate held for investment decreased $2.0 million, to zero at September 30, 2016 from $2.0 million at September 30, 2015. The decrease resulted from the designation of one property as held for sale and the transfer of another property to office properties and equipment during fiscal 2016. The property transferred to real estate held for sale was transferred at its fair value and subsequently sold.
Real Estate Held for Sale. Real estate held for sale decreased $882,000 to zero at September 30, 2016 from $882,000 at September 30, 2015. The decrease resulted from the sale of two properties during the year.
Office Properties and Equipment. Office properties and equipment increased $1.5 million, or 11.1%, to $15.4 million at September 30, 2016 from $13.9 million at September 30, 2015. The increase resulted from the transfer of a property from real estate held for investment.
Cash Surrender Value of Life Insurance. The cash surrender value of bank-owned life insurance (“BOLI”), which provides us with a funding source for our employee benefit plan obligations, increased $1.1 million, to $14.2 million at September 30, 2016 from $13.2 million at September 30, 2015 as we purchased single premium life insurance on our president and CEO for $637,000 in addition to regular income earned on these policies during the year.
We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies. BOLI also generally provides us with other income that is non-taxable. Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses. At September 30, 2016, this limit was $19.2 million.
Deferred Taxes. Deferred taxes decreased $2.1 million, or 28.1%, to $5.4 million at September 30, 2016 from $7.5 million at September 30, 2015 as a result of income tax liability incurred during the year. See "Comparison of Operating Results for the Years Ended September 30, 2016 and September 30, 2015 - Provision for Income Taxes" for additional discussion of management's analysis of the Company's deferred tax assets.
Deposits. Deposits increased $61.0 million, or 11.5%, to $592.0 million at September 30, 2016 from $531.0 million at September 30, 2015. Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $36.7 million, or 9.0%, to $445.5 million at September 30, 2016 from $408.8 million at September 30, 2015. Certificates of deposit and other time deposits increased $24.3 million, or 19.8%, to $146.5 million at September 30, 2016 from $122.3 million at September 30, 2015 as we increased our use of internet-listing service deposits by $5.5 million to $53.9 million at September 30, 2016 from $48.4 million at September 30, 2015.
Short Term Advances from FHLB. Short-term advances from the FHLB decreased by $18.0 million, or 100.0%, to zero at September 30, 2016 from $18.0 million at September 30, 2015 as we secured longer term financing from the FHLB during the year. We anticipate continuing to use short term advances to fund a portion of our growth as needed.

Long Term Advances from FHLB. Long-term advances from the FHLB increased by $20.0 million to $20.0 million at September 30, 2016 from zero at September 30, 2015. In anticipation of a long term trend of rising interest rates as the Federal Open Market Committee began to raise the Fed Funds rate in December 2015, we locked in long-term advances with terms from three to eight years during fiscal 2016.

Total Stockholders' Equity. Total stockholders' equity increased $817,000, or 1.0%, to $79.6 million at September 30, 2016 from $78.8 million at September 30, 2015. The increase resulted from net income of $3.5 million for 2016 and increases as a result of shares issued under the Company's equity incentive and ESOP plans and unrealized gain on available-for-sale securities, offset by the repurchase of 237,014 shares of the Company's common stock during 2016 at a cost of $4.5 million.
Comparison of Operating Results for the Years Ended September 30, 2016 and September 30, 2015
General. Net income for the year ended September 30, 2016 was $3.5 million, compared to $3.5 million for the year ended September 30, 2015, a decrease of $53,000. The decrease in net income was primarily due to an increase in income tax expense of $3.9 million and a decrease in non-interest income of $203,000, offset by a decrease in non-interest expense of $2.3 million, an increase in net interest income of $1.5 million, and a decrease in provision for loan losses of $175,000.
Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 10.4%, to $22.9 million for the year ended September 30, 2016 from $20.8 million for the year ended September 30, 2015. Average interest-earning assets during the year ended September 30, 2016 increased $54.7 million, or 9.9%, to $605.6 million from $550.9 million for the year ended September 30, 2015. This increase was primarily the result of an increase in average loan balances and an increase in average nontaxable investment securities offset by a decrease in average taxable investment securities balances. The increase in average loan balances of $52.2 million, or 11.4%, to $511.5 million for the year ended September 30, 2016 from $459.3 million for the year ended September 30, 2015 resulted from our efforts to effectively grow our loan portfolio, in particular our commercial loans during 2016. The average yield on loans decreased by 6 basis points to 4.09% for the year ended September 30, 2016 from 4.15% for the year ended September 30, 2015, reflecting the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The average balance of nontaxable investment securities increased $5.3 million, or 111.8%, to $10.0 million for the year ended September 30, 2016 from $4.7 million for the year ended September 30, 2015. The average yield on nontaxable investment securities decreased by 50 basis points to 3.12% for the year ended September 30, 2016 from 3.62% for the year ended September 30, 2015. The average balance of taxable investment securities decreased $1.8 million, or 2.3%, to $76.9 million for the year ended September 30, 2016 from $78.7 million for the year ended September 30, 2015. The average yield on taxable investment securities increased by 24 basis points to 2.20% for the year ended September 30, 2016 from 1.96% for the year ended September 30, 2015. We adjusted our portfolio mix during fiscal 2016 by selling taxable municipal securities and corporate securities while purchasing non-taxable municipal securities.
Interest Expense. Total interest expense increased $643,000, or 32.8%, to $2.6 million for the year ended September 30, 2016 from $2.0 million for the year ended September 30, 2015.
Interest expense on deposit accounts increased $446,000, or 23.2%, to $2.4 million for the year ended September 30, 2016 from $1.9 million for the year ended September 30, 2015. The increase was primarily due to an increase in average deposits and interest-bearing liabilities to $594.6 million for the year ended September 30, 2016 compared to $531.2 million for the year ended September 30, 2015. Interest expense on deposit accounts also increased to a lesser extent as a result of an increase in our cost of funds of 4 basis points to 0.42% for the year ended September 30, 2016 from 0.38% for the year ended September 30, 2015.
Interest expense on Federal Home Loan Bank of Chicago advances increased $197,000 to $234,000 for the year ended September 30, 2016 from $37,000 for the year ended September 30, 2015. The average balance of advances increased by $6.3 million to $33.2 million for the year ended September 30, 2016 from $26.9 million for the year ended September 30, 2015. The cost of funds on advances increased 57 basis points to 0.71% for the year ended September 30, 2016 from 0.14% for the year ended September 30, 2015 as we increased our usage of long-term FHLB advances versus short-term advances during the year.
Net Interest Income. Net interest income increased $1.5 million, or 8.1%, to $20.3 million for the year ended September 30, 2016 from $18.8 million for the year ended September 30, 2015. The average net loan balance increased by $52.2 million, or 11.4%, to $511.5 million for the year ended September 30, 2016 from

$459.3 million for the year ended September 30, 2015 and the average interest bearing deposits increased by $29.0 million, or 6.9% to $450.8 million for the year ended September 30, 2016 from $421.8 million for the year ended September 30, 2015. We experienced a decrease in our interest rate spread to 3.37% for the year ended September 30, 2016 from 3.41% for the year ended September 30, 2015, and a decrease in our net interest margin to 3.38% for the year ended September 30, 2016 from 3.43% for the year ended September 30, 2015. The decrease in our interest rate spread and net interest margin reflected the effect of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.
Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $775,000 for the year ended September 30, 2016 and $950,000 for the year ended September 30, 2015. The decrease in the provision for loan losses between periods resulted from slower growth in the loan portfolio during 2016 compared to 2015 and a reduction in net charge-offs to $129,000 for the year ended September 30, 2016 compared to $424,000 for the year ended September 30, 2015. The allowance for loan losses was $5.2 million, or 0.97% of total loans, at September 30, 2016 compared to $4.6 million, or 0.92% of total loans, at September 30, 2015. Total non-performing loans were $562,000 at September 30, 2016, compared to $803,000 at September 30, 2015. As a percentage of non-performing loans, the allowance for loan losses was 933.1% at September 30, 2016 compared to 572.6% at September 30, 2015. Total classified loans were $1.9 million at September 30, 2016, compared to $3.8 million at September 30, 2015.
The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2016 and 2015, respectively.
Non-Interest Income. Non-interest income decreased $203,000, or 3.0%, to $6.5 million for the year ended September 30, 2016 from $6.7 million for the year ended September 30, 2015. The decrease in non-interest income was due primarily to decreases in rental income from real estate operations of $478,000, in fees on deposit accounts of $318,000, and in servicing fee income of $104,000, offset by an increase in gains on sales of securities of $461,000 and gains on sales of loans of $331,000.
The decrease in rental income from real estate operations resulted from receipt of payment from the tenant in the property which we have designated as real estate held for sale, buying out the remaining years of their lease in the year ended September 30, 2015. The decrease in fees on deposit accounts resulted from the growth in our checking accounts. The decrease in servicing fee income resulted from increased amortization of originated mortgage servicing rights during the year as refinancing activity increased due to increased demand for fixed rate mortgages in the prolonged low interest rate environment. The increase in gain on sales of securities resulted from the favorable interest rate environment as we restructured our investment portfolio during the year. The increase in gain on sales of loans resulted from increased demand for fixed rate mortgages during the year which we sold into the secondary market.
Non-Interest Expense. Non-interest expense decreased $2.3 million, or 10.2%, to $20.6 million for the year ended September 30, 2016 from $23.0 million for the year ended September 30, 2015. During the year ended September 30, 2016, we marketed and sold a property in real estate held for sale. Valuation adjustments totaling $276,000 were recorded during the year as the property was exposed to the market. During the year ended September 30, 2015, we closed one branch office, designated real estate held for investment as held for sale and bought out a service contract. The cost of these actions for the year ended September 30, 2015 was $1.6 million. We believe that these actions have resulted in reducing current operating expenses and will result in reduced operating expenses in the future.
In addition, salaries and employee benefits expense increased $499,000. This increase was offset by decreases in other expenses of $396,000.
The increase in salaries and employee benefits expense resulted from the acceleration of the payment of our ESOP loan which increases the expense related to the release of shares within the ESOP plan. Additionally, we incurred increased expenses related to the staffing of our Madison commercial loan production office. The decrease in other expenses was the result of the expiration of service contracts which were not renewed.

Provision for Income Taxes. Income tax expense was $2.0 million for the year ended September 30, 2016 compared to a benefit of $1.9 million for the year ended September 30, 2015. The effective tax rate as a percent of pre-tax income was 36.4% and (117.2)% for the years ended September 30, 2016 and 2015, respectively. The benefit in 2015 was a result of the reversal of a valuation allowance on our deferred tax asset during the year ended September 30, 2015.
We performed an evaluation of our deferred tax assets at September 30, 2016 and 2015. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. At both September 30, 2016 and 2015, we determined that our deferred tax asset was more likely than not to be realized and that a valuation allowance was not required to be recorded.
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

	For the Years Ended September 30,
	2016			2015			2014
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets:
Loans	$511,526	$20,914	4.09%	$459,334	$19,058	4.15%	$364,094	$16,248	4.46%
Taxable securities	76,884	1,691	2.20	78,719	1,544	1.96	96,866	1,876	1.94
Securities exempt from federal income taxes(1)	9,956	311	3.12	4,701	170	3.62	4,061	120	2.95
Fed funds sold and other interest-earning deposits	7,216	134	1.86	8,127	66	0.81	18,701	119	0.64
Total interest-earning assets	605,582	23,050	3.81%	550,881	20,838	3.78%	483,722	18,363	3.80%
Noninterest-earning assets	74,603			70,184			69,446
Total assets	$680,185			$621,065			$553,168

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$110,600	—	—%	$82,524	—	—%	77,646	—	—%

Checking accounts	142,252	398	0.28	144,203	392	0.27	138,600	438	0.32
Passbook and statement savings	130,363	181	0.14	124,962	182	0.15	121,141	175	0.14
Variable rate money market	47,267	205	0.43	43,367	142	0.33	21,448	42	0.20
Certificates of deposit	130,955	1,584	1.21	109,269	1,206	1.10	90,638	974	1.07
Total interest bearing deposits	450,837	2,368	0.53	421,801	1,922	0.46	371,827	1,629	0.44
Total deposits	561,437	2,368	0.42	504,325	1,922	0.38	449,473	1,629	0.36

Short-term FHLB advances	17,562	49	0.28	26,856	37	0.14	5,807	8	0.14
Long-term FHLB advances	15,601	185	1.19	—	—	—	—	—	—
Total FHLB advances	33,163	234	0.71%	26,856	37	0.14%	5,807	8	0.14%
Total deposits and interest-bearing liabilities	594,600	2,602	0.44%	531,181	1,959	0.37%	455,280	1,637	0.36%

Other liabilities	8,207			7,595			7,843
Total liabilities	602,807			538,776			463,123
Stockholders' equity	77,378			82,289			90,045
Total liabilities and stockholders' equity	$680,185			$621,065			$553,168

Net interest income		$20,448			$18,879			$16,726
Net interest rate spread			3.37%			3.41%			3.44%
Net interest-earning assets	$10,982			$19,700			$28,442
Net interest margin			3.38%			3.43%			3.46%
Average of interest-earning assets to interest-bearing liabilities			101.85%			103.71%			106.25%

1.	Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% federal tax rate.
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

	Years Ended September 30, 2016 vs. 2015			Years Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,127	$(271)	$1,856	$3,827	$(1,017)	$2,810
Taxable securities	(35)	182	147	(351)	19	(332)
Securities exempt from federal income taxes(1)	161	(20)	141	21	29	50
Fed funds sold and other interest-earning deposits	(6)	74	68	(100)	47	(53)
Total interest-earning assets	2,247	(35)	2,212	3,397	(922)	2,475

Interest-bearing liabilities:
NOW accounts	(3)	9	6	16	(62)	(46)
Passbook and statement savings	2	(3)	(1)	2	5	7
Variable rate money market	15	48	63	61	39	100
Certificates of deposit	252	126	378	204	28	232
Short-term FHLB advances	(6)	18	12	29	—	29
Long-term FHLB advances	185	—	185	—	—	—
Total interest-bearing liabilities	445	198	643	312	10	322

Change in net interest income	$1,802	$(233)	$1,569	$3,085	$(932)	$2,153
1. Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% federal tax rate.

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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.8 million and $7.1 million for the years ended September 30, 2016 and 2015, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $52.2 million and $72.5 million for the years ended September 30, 2016 and 2015, respectively. During the year ended September 30, 2016 we purchased $61.1 million and sold $36.0 million in securities held as available-for-sale, and during the year ended September 30, 2015, we purchased $28.5 million and sold $27.7 million in securities held as available-for-sale. Net cash provided by financing activities was $58.6 million for the year ended September 30, 2016, consisting primarily of increases in deposit accounts of $61.0 million and Federal Home Loan Bank long-term advances of $20.0 million, partially offset by the decrease in Federal Home Loan Bank short-term advances of $18.0 million and by repurchases of the Company's common stock of $4.5 million. Net cash provided by financing activities was $64.3 million for the year ended September 30, 2015, consisting primarily of increases in deposit accounts of $76.1 million and Federal Home Loan Bank advances of $1.0 million, partially offset by repurchases of the Company's common stock of $12.8 million.

At September 30, 2016, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $71.4 million, or 10.23% of adjusted total assets, which is above the required level of $34.9 million, or 5.00%; common equity tier 1 risk-based capital of $71.4 million, or 12.61% of risk-weighted assets, which was above the required level of $36.8 million, or 6.50%; tier 1 risk-based capital of $71.4 million, or 12.61% of risk-weighted assets, which was above the required level of $45.3 million, or 8.00%; and total risk-based capital of $76.6 million, or 13.54% of risk-weighted assets, which was above the required level of $56.6 million, or 10.00%. At September 30, 2015, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $64.2 million, or 10.01% of adjusted total assets, which was above the required level of $32.0 million, or 5.00%; tier 1 risk-based capital of $64.2 million, or 12.25% of risk-weighted assets, which was above the required level of $42.0 million, or 8.00%; and total risk-based capital of $68.8 million, or 13.12% of risk-weighted assets, which was above the required level of $52.4 million, or 10.00%. Accordingly, Westbury Bank was categorized as well capitalized at September 30, 2016 and 2015, respectively. Management is not aware of any conditions or events since the most recent notification that would change our category.
At September 30, 2016, we had outstanding commitments to originate loans of $3.5 million and stand-by letters of credit of $1.1 million. We also had unused commercial lines of credit of $68.8 million and unused home equity lines of credit of $27.3 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2016 totaled $67.6 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
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
The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Results of the modeling are used to provide a measure of the degree of volatility interest rate movements may have in influencing our earnings. Modeling the sensitivity of earnings to interest rate risk is decidedly reliant on numerous assumptions embedded in the model. These assumptions include, but are not limited to, management’s best assessment of the effect of changing interest rates on the prepayment speeds of certain assets and liabilities, projections for account balances in each of the product lines offered and the historical behavior of deposit rates and balances in relation to changes in interest rates. These assumptions are inherently changeable, and as a result, the model is not expected to precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from the simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions. Assumptions are supported with annual back testing of the model to actual market rate shifts.
The table below sets forth, as of September 30, 2016, the estimated changes in EVE that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Westbury Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2016
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points) (1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$104,584	$12,808	13.96%	15.78%	2.70%
+200	104,989	13,213	14.40	15.51	2.43
+100	102,540	10,764	11.73	14.83	1.75
0	91,776	—	—	13.08	—
-100	76,459	(15,317)	(16.69)	10.79	(2.29)

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at September 30, 2016, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 16.69% decrease in EVE. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 11.73% increase in EVE.
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
Evaluation of disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosures.
Changes in internal control over financial reporting.    There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's annual report on internal controls over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”) and necessarily include some amounts based on management's best estimates and judgments.
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
As of September 30, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2016 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company) to provide only management’s report in this annual report.

ITEM 9B.	Other Information.
None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated herein by reference to "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics," "Nominating and Corporate Governance Committee," and "Executive Officers" in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders on February 15, 2017 ("the 2017 Annual Meeting Proxy Statement").
The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee as of the date of filing this report with the Securities and Exchange Commission are four independent outside directors: James L. Mohr, Andrew J. Gumm, Rondi Rohr-Dralle and Terry Wendorff.

ITEM 11.	Executive Compensation.
Information in response to this item is incorporated by reference to "Compensation Committee," "Executive Officer Compensation," "Outstanding Equity Awards at Fiscal Year End," "Stock Benefit Plan," and "Director Compensation" in the 2017 Annual Meeting Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information in response to this item is incorporated herein by reference to "Voting Securities and Principal Holders" in the 2017 Annual Meeting Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of September 30, 2016 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (1)
Equity compensation plans approved by stockholders	474,132	$16.46	33,595
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	474,132	$16.46	33,595
(1) Includes unexercised options and unissued restricted shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated herein by reference to "Board and Committee Independence" and "Transactions With Certain Related Persons" in the 2017 Annual Meeting Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services.
Information in response to this item is incorporated by reference to “Proposal II - Ratification of Appointment of Independent Registered Public Accounting Firm” in the 2017 Annual Meeting Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets – September 30, 2016 and 2015;

(C)	Consolidated Statements of Operations for the years ended September 30, 2016 and 2015;

(D)	Consolidated Statements of Comprehensive Income for the years ended September 30, 2016 and 2015;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2016 and 2015;

(F)	Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**

4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman****

10.3	Amended and Restated Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*****

10.4	Amended and Restated Employment Agreement between Westbury Bank and Raymond F. Lipman****

10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich***

10.6	Amended and Restated Employment Agreement between Westbury Bank and Greg J. Remus****

10.7	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*

10.8	Split-Dollar Insurance Agreement between Westbury Bank and Greg J. Remus*****

21	Subsidiaries*

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K filed on December 9, 2014.

***	Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

****	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2015.

*****	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2015.

EXHIBIT INDEX

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Salary Continuation Agreement by and between Westbury Bank and Raymond F. Lipman*
10.3	Amended and Restated Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*****
10.4	Amended and Restated Employment Agreement by and between Westbury Bank and Raymond F. Lipman****
10.5	Employment Agreement between Westbury Bank and Kirk J. Emerich***
10.6	Amended and Restated Employment Agreement between Westbury Bank and Greg J. Remus****
10.7	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
10.8	Split-Dollar Insurance Agreement between Westbury Bank and Greg J. Remus*****
21	Subsidiaries*
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and 2015, (ii) the Consolidated Statements of Operations for the years ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K filed on December 9, 2014.

***	Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

****	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2015.

*****	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2015.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Westbury Bancorp, Inc.

		By:	/s/ Greg J. Remus
Date:	December 2, 2016		Greg J. Remus
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Raymond F. Lipman	Chairman of the Board	December 2, 2016
Raymond F. Lipman

/s/ Greg J. Remus	President and Chief Executive Officer (Principal Executive Officer)	December 2, 2016
Greg J. Remus

/s/ Kirk J. Emerich	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 2, 2016
Kirk J. Emerich

/s/ Russell E. Brandt	Director	December 2, 2016
Russell E. Brandt

/s/ William D. Gehl	Director	December 2, 2016
William D. Gehl

/s/ Andrew J. Gumm	Director	December 2, 2016
Andrew J. Gumm

/s/ David Jorgensen	Director	December 2, 2016
David Jorgensen

/s/ James L. Mohr	Director	December 2, 2016
James L. Mohr

/s/ Rondi Rohr-Dralle	Director	December 2, 2016
Rondi Rohr-Dralle

/s/ James A. Spella	Director	December 2, 2016
James A. Spella

/s/ Terry Wendorff	Director	December 2, 2016
Terry Wendorff

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Westbury Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 2, 2016

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
September 30, 2016 and 2015
(Dollars in Thousands, except per share data)

	September 30, 2016	September 30, 2015
Assets
Cash and due from banks	$19,125	$9,963
Interest-earning deposits	10,488	6,525
Cash and cash equivalents	29,613	16,488

Securities available-for-sale	93,772	80,286
Securities held to maturity, at amortized cost ($2,392 and $2,490 fair value at September 30, 2016 and 2015, respectively)	2,293	2,459
Loans held for sale, at lower of cost or fair value	1,881	431
Loans, net of allowance for loan losses of $5,244 and $4,598 at September 30, 2016 and 2015, respectively	533,759	493,425
Federal Home Loan Bank stock, at cost	1,330	3,350
Foreclosed real estate	99	283
Real estate held for investment	—	2,047
Real estate held for sale	—	882
Office properties and equipment, net	15,410	13,867
Cash surrender value of life insurance	14,233	13,167
Mortgage servicing rights	800	1,210
Deferred taxes	5,425	7,546
Other assets	4,010	3,488

Total assets	$702,625	$638,929

Liabilities and Stockholders' Equity
Liabilities
Deposits	$591,977	$531,020
Short-term advances from Federal Home Loan Bank	—	18,000
Long-term advances from Federal Home Loan Bank	20,000	—
Advance payments by borrowers for property taxes and insurance	5,455	5,382
Other liabilities	5,564	5,715
Total liabilities	622,996	560,117
Commitments and Contingencies (Notes 7, 8, 11, 16, 18 and 19)

Stockholders' Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,347,641 and 5,341,114 shares issued at September 30, 2016 and 2015, respectively	54	53
Additional paid-in capital	51,463	50,145
Retained earnings	52,185	48,714
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,188)	(3,548)
Accumulated other comprehensive income	561	352
Less common stock repurchased, 1,249,123 and 1,012,109 shares at cost, at September 30, 2016 and 2015, respectively	(21,446)	(16,904)
Total stockholders' equity	79,629	78,812

Total liabilities and stockholders' equity	$702,625	$638,929

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended September 30, 2016 and 2015
(Dollars in Thousands, except per share data)

	2016	2015
Interest and dividend income:
Loans	$20,914	$19,058
Investments - nontaxable	205	112
Investments - taxable	1,691	1,544
Interest bearing deposits	134	66
Total interest and dividend income	22,944	20,780
Interest expense:
Deposits	2,368	1,922
Short-term advances from the Federal Home Loan Bank	49	37
Long-term advances from the Federal Home Loan Bank	185	—
Total interest expense	2,602	1,959
Net interest income before provision for loan losses	20,342	18,821
Provision for loan losses	775	950
Net interest income after provision for loan losses	19,567	17,871
Non-interest income:
Service fees on deposit accounts	3,984	4,302
Gain on sales of loans, net	779	448
Servicing fee income, net of amortization and impairment	(34)	70
Insurance and securities sales commissions	229	296
Gain on sales of securities	557	96
Gain on sales of branches and other assets	1	7
Increase in cash surrender value of life insurance	429	424
Rental income from real estate operations	433	911
Other income	143	170
Total non-interest income	6,521	6,724
Non-interest expense:
Salaries and employee benefits	10,361	9,862
Commissions	204	263
Occupancy	1,264	1,331
Furniture and equipment	500	480
Data processing	3,090	3,219
Advertising	187	196
Real estate held for investment	358	440
Net loss from operations and sale of foreclosed real estate	8	818
FDIC insurance premiums	410	419
Valuation loss on real estate held for sale	276	975
Branch realignment	—	251
Buyout of service contract	—	350
Other expenses	3,973	4,369
Total non-interest expense	20,631	22,973
Income before income tax expense (benefit)	5,457	1,622
Income tax expense (benefit)	1,986	(1,902)
Net income	$3,471	$3,524
Earnings per share:
Basic	0.94	0.85
Diluted	0.93	0.85

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Years Ended September 30, 2016 and 2015
(Dollars in Thousands)

	2016	2015
Net income	$3,471	$3,524

Other comprehensive income, before tax:
Unrealized gains on available-for-sale securities	900	752
Reclassification adjustment for realized gains included in net income	(557)	(96)
Other comprehensive income, before tax	343	656
Income tax expense related to items of other comprehensive income	(134)	(258)
Other comprehensive income, net of tax	209	398
Comprehensive income	$3,680	$3,922

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years Ended September 30, 2016 and 2015
(Dollars in Thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2014	$—	$53	$49,164	$45,190	$(3,754)	$(46)	$(4,120)	$86,487

Net income	—	—	—	3,524	—	—	—	3,524
Other comprehensive income, net of tax	—	—	—	—	—	398	—	398
Repurchase of 740,813 shares of common stock	—	—	—	—	—	—	(12,784)	(12,784)
Stock based compensation expense	—	—	809	—	—	—	—	809
Allocation, or commitment to be allocated, of 20,570 shares by ESOP	—	—	172	—	206	—	—	378

Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	(16,904)	$78,812

Net income	$—	$—	$—	$3,471	$—	$—	$—	$3,471
Other comprehensive income, net of tax	—	—	—	—	—	209	—	209
Repurchase of 237,014 shares of common stock	—	—	—	—	—	—	(4,542)	(4,542)
Exercise of 10,193 stock options	—	1	154	—	—	—	—	155
Stock based compensation expense	—	—	839	—	—	—	—	839
Allocation, or commitment to be allocated, of 35,997 shares by ESOP	—	—	325	—	360	—	—	685

Balance, September 30, 2016	$—	$54	$51,463	$52,185	$(3,188)	$561	$(21,446)	$79,629

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2016 and 2015
(Dollars in Thousands)

	2016	2015
Cash Flows From Operating Activities
Net income	$3,471	$3,524
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	775	950
Depreciation and amortization	766	668
Depreciation on real estate held for investment	78	125
Net amortization of securities premiums and discounts	508	497
Amortization and impairment of mortgage servicing rights	410	416
Capitalization of mortgage servicing rights	—	(2)
Gain on sales of available-for-sale securities	(557)	(96)
Gain on sales of branches and other assets	(1)	(7)
Write-down of real estate held-for-sale	276	975
(Gain) loss on sale of foreclosed real estate	(28)	17
Write-down of foreclosed real estate	26	609
Loans originated for sale	(49,818)	(29,283)
Proceeds from sale of loans	49,147	29,626
Gain on sale of loans, net	(779)	(448)
ESOP compensation expense	685	378
Stock based compensation expense	839	809
Deferred income taxes	1,987	(2,102)
Increase in cash surrender value of life insurance	(429)	(424)
Net change in:
Other assets	(521)	22
Other liabilities and advance payments by borrowers for property taxes and insurance	(78)	867
Net cash provided by operating activities	6,757	7,121

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(61,065)	(28,454)
Proceeds from sales of securities available-for-sale	35,980	27,687
Proceeds from maturities, prepayments, and calls of securities available-for-sale	11,991	11,082
Purchase of securities held-to-maturity	—	(3,025)
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	166	566
Proceeds from real estate held for investment	185	—
Purchase of real estate held for investment	(18)	(19)
Purchase of FHLB stock	(29)	(680)
Redemption of FHLB stock	2,049	—
Net increase in loans	(41,279)	(78,020)
Purchase of bank-owned life insurance	(637)	—
Purchases of office properties and equipment	(507)	(3,651)
Proceeds from sales of real estate held-for-sale	606	—
Proceeds from sales of foreclosed real estate	356	1,965
Net cash used in investing activities	(52,202)	(72,549)

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2016 and 2015
(Dollars in Thousands)
Continued

	2016	2015
Cash Flows From Financing Activities
Net increase in deposits	60,957	76,092
Proceeds from long-term Federal Home Loan Bank advances	20,000	—
Net proceeds (repayment) of short-term Federal Home Loan Bank advances	(18,000)	1,000
Proceeds from exercise of stock options	155	—
Repurchase of common stock	(4,542)	(12,784)
Net cash provided by financing activities	58,570	64,308

Net increase (decrease) in cash and cash equivalents	13,125	(1,120)

Cash and cash equivalents at beginning	16,488	17,608

Cash and cash equivalents at end	$29,613	$16,488

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$2,602	$1,957

Supplemental Schedules of Noncash Operating and Investing Activities
Loans receivable transferred to foreclosed real estate	$170	$519
Real estate held for investment transferred to real estate held for sale	—	1,610
Office properties and equipment transferred to real estate held for sale	—	247
Real estate held for investment transferred to office properties and equipment	1,802	—
See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 1.Nature of Operations and Summary of Significant Accounting Policies

Nature of operations: Westbury Bancorp, Inc. (the "Company") is a Maryland savings and loan holding company headquartered in West Bend, Wisconsin and provides a variety of financial services to individuals and small businesses throughout Southeastern Wisconsin. The Company owns 100% of the stock of Westbury Bank (the "Bank"). The Bank's primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are consumer, commercial and residential mortgage loans. The Bank is subject to competition from other financial institutions and non-financial institutions providing financial products. Additionally, the Company and the Bank are subject to the regulations of certain regulatory agencies and undergo periodic examination by those regulatory agencies.

Organization and principles of consolidation:  The consolidated financial statements include the accounts of the Company and the Bank.  The financial statements of the Bank include the accounts of its wholly-owned subsidiary, CRH, Inc., a Wisconsin real estate holding company. CRH was dissolved during the year ended September 30, 2016. The financial statements of the Bank also include one wholly-owned limited liability company (LLC) formed to own certain of the Bank’s foreclosed properties. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Cash and cash equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash, due from banks, and interest-bearing deposits.

The Company maintains amounts due from banks that, at times, may exceed federally insured limits. Management monitors these correspondent relationships and has historically experienced no losses. Accordingly, in the opinion of management, no material risk of loss exists.

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

Consumer and other: These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family, and other personal expenditures. These loans generally include direct consumer automobile loans extended by the Company for the purpose of purchasing a new or used vehicle for personal use. Consumer and installment loans are underwritten by evaluating the credit history of the borrower and the ability of the borrower to meet the debt service requirements of the loan and total debt obligations. Also included in this category are home equity lines of credit. These loans consist of revolving open-end lines of credit secured by 1-4 family residential properties extended to individuals for household, family or other personal expenditures. Underwriting standards for home equity loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value and affordability ratios, risk-based pricing strategies, and documentation requirements.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired, and an allowance is established when the collateral value, discounted cash flows or observable market price of the impaired loan are lower than the carrying value of that loan. The general component covers non-impaired loans and is based on the Company’s own loss experience over the most recent twenty quarters, adjusted for qualitative factors. These qualitative factors consider local economic trends, concentrations, management experience and other elements of the Company’s lending operations.

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

Troubled debt restructurings are classified as impaired loans. Payment performance prior and subsequent to the restructuring is taken into account in assessing whether it is likely that the borrower can meet the new terms. A period of sustained repayment, for at least six months, is generally required for return to accrual status. This may result in the loan being returned to accrual status at the time of restructuring. A loan that is modified at a market rate of interest will not be classified as a troubled debt restructuring or impaired in the calendar year subsequent to the restructuring if it is in compliance with the modified terms.

Federal Home Loan Bank stock: Federal Home Loan Bank (FHLB) stock consists of the Company’s required investment in the capital stock of the FHLB. No ready market exists for these securities and they have no quoted market value; as such the stock is carried at cost. Management reviews FHLB stock for impairment based on the ultimate recoverability of the cost basis in the FHLB stock, and no impairment has been identified as a result of these reviews.

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

Real estate held for investment/sale: Real estate held for investment consists of rental properties. Rental properties are carried at the lower of cost less provisions for depreciation computed by the straight-line method over the estimated life of the property, or fair value less costs to sell. Rental revenue is recognized on a straight-line basis over the term of the lease unless another systemic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. The difference between rental income earned on a straight-line basis and the cash rent due under provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of other assets in the accompanying consolidated balance sheets.

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

Reclassification: Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation. These reclassifications had no effect on net income or stockholders' equity.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718). ASU 2016-09 is intended to simplify the accounting for share-based payment transactions, including income tax consequences, classification of awards as either assets or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

Note 2.    Cash and Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank, based upon a percentage of certain deposits. These required reserve balances totaled approximately $13,552 and $12,038 at September 30, 2016 and 2015, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 3.    Investment Securities

The amortized costs and fair values of securities available-for-sale are summarized as follows:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	40,289	504	(43)	40,750
U.S. Government agency collateralized mortgage obligations	2,674	24	(18)	2,680
U.S. Government agency commercial mortgage-backed securities	11,376	150	—	11,526
Municipal securities-tax exempt	25,730	51	(99)	25,682
Municipal securities-taxable	12,756	358	(5)	13,109
Corporate securities	—	—	—	—
Total Available for Sale	92,849	1,088	(165)	93,772
Held to Maturity
Municipal securities-tax exempt	2,293	99	—	2,392
Total Investment Securities	$95,142	$1,187	$(165)	$96,164

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	39,380	456	(144)	39,692
U.S. Government agency collateralized mortgage obligations	1,963	18	(40)	1,941
U.S. Government agency commercial mortgage-backed securities	13,993	121	(15)	14,099
Municipal securities-tax exempt	2,209	7	(15)	2,201
Municipal securities-taxable	19,285	215	(34)	19,466
Corporate securities	2,852	12	(2)	2,862
Total Available for Sale	79,706	830	(250)	80,286
Held to Maturity
Municipal securities-tax exempt	2,459	31	—	2,490
Total Investment Securities	$82,165	$861	$(250)	$82,776

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The amortized cost and fair value of investment securities, by contractual maturity at September 30, 2016, are shown in the following table. Actual maturities differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not presented in the maturity categories in the table below.

	September 30, 2016
	Amortized Cost	Fair Value

Available for sale:
Due in one year or less	$85	$85
Due after one year through five years	10,129	10,257
Due after five years through ten years	22,087	22,269
Due after ten years	6,209	6,205
U.S. Government agency collateralized mortgage obligations	2,674	2,680
U.S. Government agency residential mortgage-backed securities	40,289	40,750
U.S. Government agency commercial mortgage-backed securities	11,376	11,526
	$92,849	$93,772
Held to maturity:
Due in one year or less	$168	$168
Due after one year through five years	703	716
Due after five years through ten years	982	1,039
Due after ten years	440	469
	2,293	2,392
Total	$95,142	$96,164

Proceeds from sales of securities available-for-sale during the years ended September 30, 2016 and 2015 were $35,980 and $27,687, respectively. Gross realized gains, during the years ended September 30, 2016 and 2015, on these sales amounted to $570 and $174, respectively. Gross realized losses on these sales were $13 and $78 during the years ended September 30, 2016 and 2015, respectively.

Securities with carrying values of $24,364 and $2,929 at September 30, 2016 and September 30, 2015, respectively, were pledged for purposes required or permitted by law.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	2,726	(5)	3,020	(38)	5,746	(43)
U.S. Government agency collateralized mortgage obligations	—	—	576	(18)	576	(18)
U.S. Government agency commercial mortgage-backed securities	—	—	—	—	—	—
Municipal securities-tax exempt	18,314	(99)	—	—	18,314	(99)
Municipal securities-taxable	550	(5)	—	—	550	(5)
Corporate securities	—	—	—	—	—	—
	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)

	September 30, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	7,270	(59)	6,168	(85)	13,438	(144)
U.S. Government agency collateralized mortgage obligations	—	—	627	(40)	627	(40)
U.S. Government agency commercial mortgage-backed securities	3,511	(15)	—	—	3,511	(15)
Municipal securities-tax exempt	1,027	(15)	—	—	1,027	(15)
Municipal securities-taxable	2,634	(30)	151	(4)	2,785	(34)
Corporate securities	510	(2)	—	—	510	(2)
	$14,952	$(121)	$6,946	$(129)	$21,898	$(250)

At September 30, 2016, the investment portfolio included 5 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 58 securities which had been in unrealized loss positions for less than twelve months. At September 30, 2015, the investment portfolio included 9 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 22 securities which had been in unrealized loss positions for less than twelve months. These securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary. In addition, the Company does not intend to sell these investment securities for a period of time sufficient to allow for anticipated recovery. The Company does not have any current requirement to sell its investment in the issuer prior to any anticipated recovery in fair value.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 4.	Loans
A summary of the balances of loans follows:

	September 30, 2016	September 30, 2015

Real Estate:
Single family	$158,541	$153,141
Multifamily	123,623	105,750
Commercial real estate non-owner occupied	117,971	110,833
Commercial real estate owner occupied	63,108	52,124
Construction and land development	16,230	18,831
Total Real Estate	479,473	440,679
Commercial Business	40,836	38,200

Consumer:
Home equity lines of credit	14,969	14,881
Education	3,401	4,106
Other	462	523
Total Consumer	18,832	19,510

Total Loans	539,141	498,389
Less:
Net deferred loan fees	138	366
Allowance for loan losses	5,244	4,598
Net Loans	$533,759	$493,425

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2016 and September 30, 2015:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2016	Current	Past Due	Past Due	or More	Total

Single family	$157,803	$239	$426	$73	$158,541
Multifamily	123,623	—	—	—	123,623
Commercial real estate non-owner occupied	117,971	—	—	—	117,971
Commercial real estate owner occupied	63,108	—	—	—	63,108
Construction and land development	16,230	—	—	—	16,230
Commercial business	40,836	—	—	—	40,836
Consumer and other:
Home equity lines of credit	14,942	—	—	27	14,969
Education	3,202	11	39	149	3,401
Other	462	—	—	—	462
	$538,177	$250	$465	$249	$539,141

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2015	Current	Past Due	Past Due	or More	Total

Single family	$152,245	$473	$83	$340	$153,141
Multifamily	105,750	—	—	—	105,750
Commercial real estate non-owner occupied	110,833	—	—	—	110,833
Commercial real estate owner occupied	52,124	—	—	—	52,124
Construction and land development	18,827	4	—	—	18,831
Commercial business	38,200	—	—	—	38,200
Consumer and other:
Home equity lines of credit	14,691	—	—	190	14,881
Education	3,782	79	—	245	4,106
Other	523	—	—	—	523
	$496,975	$556	$83	$775	$498,389

There were no loans past due ninety days or more still accruing interest as of September 30, 2016 and September 30, 2015.

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015

Single family	$338	$340
Multifamily	—	—
Commercial real estate non-owner occupied	—	—
Commercial real estate owner occupied	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	36	203
Education	188	260
Other	—	—
	$562	$803

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt and comply with various terms of their loan agreements. The Company considers current financial information, historical payment experience, credit

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

documentation, public information and current economic trends when categorizing loans into risk categories. Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile. Credits classified as watch, special mention, substandard and doubtful generally receive a review quarterly.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2016 and 2015:

September 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$156,042	$744	$—	$1,755	$—	$158,541
Multifamily	121,878	1,745	—	—	—	123,623
Commercial real estate non-owner occupied	116,880	695	396	—	—	117,971
Commercial real estate owner occupied	59,993	3,115	—	—	—	63,108
Construction and land development	16,228	—	—	2	—	16,230
Commercial business	31,677	8,945	214	—	—	40,836
Consumer and other:
Home equity lines of credit	14,874	—	—	95	—	14,969
Education	3,401	—	—	—	—	3,401
Other	462	—	—	—	—	462
Total	$521,435	$15,244	$610	$1,852	$—	$539,141

September 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$150,421	$1,135	$—	$1,585	$—	$153,141
Multifamily	103,117	2,633	—	—	—	105,750
Commercial real estate non-owner occupied	109,208	1,215	410	—	—	110,833
Commercial real estate owner occupied	49,896	1,921	—	307	—	52,124
Construction and land development	18,831	—	—	—	—	18,831
Commercial business	36,561	—	—	1,639	—	38,200
Consumer and other:
Home equity lines of credit	14,636	—	—	245	—	14,881
Education	4,106	—	—	—	—	4,106
Other	523	—	—	—	—	523
	$487,299	$6,904	$410	$3,776	$—	$498,389

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended September 30, 2016 and 2015:

Year Ended September 30, 2016			Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other
	Single Family	Multifamily						Total

Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598
Provision for loan losses	70	2	428	298	14	(30)	(7)	775
Loans charged-off	(176)	—	—	—	—	—	(10)	(186)
Recoveries	13	—	—	2	—	32	10	57
Ending balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244

Period-ended amount allocated for:
Individually evaluated for impairment	$—	—	$—	$—	—	$—	$52	$52
Collectively evaluated for impairment	980	1,015	1,519	813	344	500	21	5,192
Ending Balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244

Loans:
Individually evaluated for impairment	$1,455	$1,745	$—	$—	$—	$—	$88	$3,288
Collectively evaluated for impairment	157,086	121,878	117,971	63,108	16,230	40,836	18,744	535,853
Ending Balance	$158,541	$123,623	$117,971	$63,108	$16,230	$40,836	$18,832	$539,141

Year Ended September 30, 2016			Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other
	Single Family	Multifamily						Total

Allowance for loan losses:
Beginning balance	$1,072	$757	$679	$733	$301	$454	$76	$4,072
Provision for loan losses	240	355	475	(204)	29	36	19	950
Loans charged-off	(257)	(99)	(63)	(52)	—	(14)	(26)	(511)
Recoveries	18	—	—	36	—	22	11	87
Ending balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598

Period-ended amount allocated for:
Individually evaluated for impairment	$22	—	$—	$—	$—	$—	55	$77
Collectively evaluated for impairment	1,051	1,013	1,091	513	330	498	25	4,521
Ending Balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598

Loans:
Individually evaluated for impairment	$1,595	$1,832	$—	$—	$—	$—	$225	$3,652
Collectively evaluated for impairment	151,546	103,918	110,833	52,124	18,831	38,200	19,285	494,737
Ending Balance	$153,141	$105,750	$110,833	$52,124	$18,831	$38,200	$19,510	$498,389

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present additional detail of impaired loans, segregated by segment, as of and for the years ended September 30, 2016 and 2015. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans by loan category. The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2016	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$1,594	$1,455	$—	$1,337	$71
Multifamily	1,794	1,745	—	1,790	76
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	4	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	115	36	—	64	—

With an allowance recorded:
Single family	—	—	—	289	—
Multifamily	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	52	52	52	54	3
	$3,559	$3,288	$52	$3,534	$150

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2015	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$1,314	$1,183	$—	$1,275	$47
Multifamily	1,913	1,832	—	1,874	80
Commercial real estate non-owner occupied	—	—	—	84	—
Commercial real estate owner occupied	—	—	—	338	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	271	170	—	202	—

With an allowance recorded:
Single family	412	412	22	351	14
Multifamily	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	33	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	55	55	55	57	3
	$3,965	$3,652	$77	$4,214	$144

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following is a summary of troubled debt restructured loans (TDRs) at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015

Troubled debt restructurings - accrual	$3,021	$3,134
Troubled debt restructurings - nonaccrual	—	—
	$3,021	$3,134

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

There were no loans modified in a TDR during the years ended September 30, 2016 and 2015.

There were no re-defaults of TDR loans that occurred during the years ended September 30, 2016 and 2015.

Certain of the Bank’s directors and executive officers are loan customers of the Bank. As of September 30, 2016 and 2015, loans of approximately $7,813 and $3,334, respectively, were outstanding to such parties. These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

	Years Ended September 30,
	2016	2015

Balance, beginning	$3,334	$4,653
New loans originated	927	1,629
Draws on lines of credit	186	222
Principal repayments	(1,490)	(3,170)
Other[1]	4,856	—
Balance, ending	$7,813	$3,334

1 An officer, with an existing loan, was promoted to executive officer position during the year. Additionally, a director resigned and a new director was appointed during the year. Each had loans from the Bank.

Note 5.	Foreclosed Real Estate
An analysis of foreclosed real estate for the years ended September 30, 2016 and 2015 is as follows:

	Years Ended September 30,
	2016	2015

Balance, beginning	$283	$2,355
Transfer of loans	170	519
Writedown to realizable value	(26)	(609)
Proceeds on sale	(356)	(1,965)
Gain (loss) on sale	28	(17)
Balance, ending	$99	$283

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 6.	Mortgage Servicing Rights
Loans serviced for others approximated $126,124 and $160,812 at September 30, 2016 and 2015, respectively. These loans are not reflected in the accompanying consolidated financial statements and were sold without recourse, with the exception of approximately $12,367 and $18,828 at September 30, 2016 and 2015, respectively, which were sold to the FHLB with limited recourse (see Note 16).

	Years Ended September 30,
	2016	2015

Mortgage servicing rights:
Balance at beginning of year	$1,315	$1,784
Additions	—	2
Disposals	—	—
Amortization	(303)	(471)
Balance at end of year	1,012	1,315

Valuation allowances:
Balance at beginning of year	105	160
Additions	107	—
Reductions	—	(55)
Write-downs	—	—
Balance at end of year	212	105

Mortgage servicing rights, net	$800	$1,210

The fair value of mortgage servicing rights was $800 and $1,210 as of September 30, 2016 and 2015, respectively. The fair value of servicing rights was determined using the following assumptions as of:

	September 30,	September 30,
	2016	2015

Discount rates	10.5 to 11.0%	10.5 to 11.0%
Prepayment speed range	15.6 to 38.9	11.4 to 31.7
Weighted average default rate	0.61%	0.83%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 7.	Office Properties and Equipment
The components of office properties and equipment as of the 2016 and 2015 fiscal year end were as follows:

	September 30,	September 30,
	2016	2015
Land and land improvements	$4,979	$4,970
Office buildings and improvements	17,103	13,951
Furniture and equipment	4,447	4,066
Leasehold improvements	191	191
Future expansion sites	—	—
	26,720	23,178
Less accumulated depreciation and amortization	(11,310)	(9,311)

	$15,410	$13,867

Depreciation and amortization expense of approximately $766 and $668 on office properties and equipment is included in furniture and equipment and occupancy expenses for the years ended September 30, 2016 and 2015, respectively.

The Company leases, to various tenants, space in certain of its office properties under noncancelable operating leases. Gross rental income was $209 and $138 for the years ended September 30, 2016 and 2015, respectively. Minimum future rental income under the terms of noncancelable leases is as follows:

Years Ending September 30,
2017	$388
2018	266
2019	171
2020	75
2021	71
Thereafter	126

$1,097

The Company is obligated under noncancelable operating leases for land, facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. This includes a noncancelable operating lease for land in relation to an office property with an original lease term of 50 years. Total rent expense was approximately $125 and $305 for the years ended September 30, 2016 and 2015, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year are as follows:

Years Ending September 30,
2017	$306
2018	318
2019	335
2020	303
2021	210
Thereafter	6,582

$8,054

During 2016, the Company designated one property as office properties and equipment that had previously been reported as real estate held for investment.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

During 2015, the Company designated one property as real estate held for sale that had previously been reported as office properties and equipment. That property was transferred to real estate held for sale at fair value. See Note 9 for additional information.

Note 8.	Real Estate Held for Investment
The following table presents real estate held for investment as of:

	September 30,	September 30,
	2016	2015
Office properties and improvements	$105	$3,393
Less-accumulated depreciation and amortization	(105)	(1,346)

	$—	$2,047

Depreciation expense of $78 and $125 on real estate held for investment is included in real estate held for investment expense for the year ended September 30, 2016 and 2015, respectively.

The Company leased, to various tenants, office properties classified as real estate held for investment, under noncancelable operating leases. Gross rental income was $215 and $733 for the year ended September 30, 2016 and 2015, respectively.

Note 9. Real Estate Held for Sale and Branch Closings

During the year ended September 30, 2015, the Company designated two office properties as available for sale. One property was transferred from real estate held for investment at its fair value and the other was transferred from office properties and equipment at its fair value. A valuation allowance of $975 was established at the time of transfer and reported as valuation loss on real estate held for sale in the statement of operations for the year ended September 30, 2015. During the year ended September 30, 2016, the Company sold these two office properties, with an additional $276 reported as valuation loss on real estate held for sale in the accompanying statement of operations.

During the year ended September 30, 2015, the Company closed one branch office which was operated in a leased facility. The total expenses of $251 for lease buyouts, write-off of undepreciated leasehold improvements and severance pay for the year ended September 30, 2015 were included in branch realignment expense in the statement of operations for the year ended September 30, 2015.

Note 10. Deposits

The following table presents the composition of deposits as of:

	September 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Non-interest bearing	$111,841	18.89%	$101,486	19.11%
Interest bearing	135,866	22.95%	131,968	24.85%
	247,707	41.84%	233,454	43.96%

Passbook and Statement Savings	133,155	22.50%	127,431	24.00%
Variable Rate Money Market Accounts	64,593	10.91%	47,876	9.02%
Certificates of Deposit	146,522	24.75%	122,259	23.02%
	$591,977	100.00%	$531,020	100.00%

Certificate accounts equal to or greater than one hundred thousand dollars totaled $89,588 and $64,155 as of September 30, 2016 and 2015, respectively. Of these amounts, $26,154 and $8,775 are equal to or greater than two hundred fifty thousand dollars as of September 30, 2016 and 2015, respectively.

A summary of certificate accounts by scheduled maturity as of September 30, 2016 is as follows:

September 30,
2016
2017	$67,602
2018	35,434
2019	23,379
2020	15,018
2021	5,089

$146,522

Note 11. Advances From the Federal Home Loan Bank

The Bank maintains a master contract agreement with the Federal Home Loan Bank of Chicago (FHLB) that provides for borrowing up to the maximum of 75 percent of the book value of the Bank’s first lien 1-4 family and multifamily real estate loans. The FHLB provides both fixed and floating rate advances. Floating rate advances are tied to short-term market rates of interest, such as LIBOR, Federal Funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that the FHLB pays to borrowers at various maturities. In either case, interest is payable monthly with principal payable at maturity.

Advances are generally secured by a security agreement pledging a portion of the Bank’s residential real estate loans. Pledged real estate mortgages and home equity lines of credit had a carrying value of $273,826 and $150,226 as of September 30, 2016, and September 30, 2015, respectively.

Advances from the Federal Home Loan Bank were as follows as of September 30, 2016 and 2015:

	September 30,
	2016		2015
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Overnight advances	$—	—%	$18,000	0.13%
Long-term advances (mature October 2018 through February 2024)	20,000	1.02	—	—

The Federal Home Loan Bank long-term advances have maturities ranging from October 2018 to February 2024.

A summary of Federal Home Loan Bank advances by scheduled maturity as of September 30, 2016 is as follows:

September 30,
2016

2017	$—
2018	—
2019	4,000
2020	3,000
2021	3,000
Thereafter	10,000

$20,000

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 12. Regulatory Capital

The federal banking agencies have recently adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

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

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are presented in the following tables. For September 30, 2016, we have included the 0.625% increase for 2016 in our minimum capital adequacy ratios in the table below:

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

At September 30, 2016
	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 capital (to risk-weighted assets)
Westbury Bank	$71,383	12.61%	$25,472	4.50%	$29,010	5.125%	$36,793	6.50%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	71,383	12.61%	33,963	6.00%	37,500	6.625%	45,283	8.00%
Total capital (to risk-weighted assets)
Westbury Bank	76,627	13.54%	45,283	8.00%	48,821	8.625%	56,604	10.00%
Leverage (to adjusted total assets)
Westbury Bank	71,383	10.23%	27,911	4.00%	N/A	N/A	34,889	5.00%

At September 30, 2015
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 capital (to risk-weighted assets)
Westbury Bank	$64,155	12.25%	$23,598	4.50%	$34,085	6.50%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	64,155	12.25%	31,463	6.00%	41,951	8.00%
Total capital (to risk-weighted assets)
Westbury Bank	68,753	13.12%	41,951	8.00%	52,439	10.00%
Leverage (to adjusted total assets)
Westbury Bank	64,155	10.01%	25,636	4.00%	32,045	5.00%

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of September 30, 2016 and September 30, 2015:

	September 30, 2016	September 30, 2015

Stockholder's equity of the Bank	$73,332	$70,976
Less: Unrealized gain on securities	(561)	(352)
Disallowed investment in subsidiary	—	(3,296)
Disallowed deferred tax assets	(1,388)	(3,173)
Tier 1, CET1 and leverage capital	71,383	64,155
Plus: Allowable general valuation allowances	5,244	4,598
Total capital	$76,627	$68,753

Note 13. Employee Benefit Plans

The Bank maintains a contributory, defined-contribution profit-sharing plan (the "Plan") for all employees meeting certain minimum age and service requirements. The Plan qualifies under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation (between 2 percent and 10 percent) and contribute this amount to the Plan. The Bank makes a matching contribution based on the amount contributed by a participant. In addition, a discretionary contribution may be made each year as determined annually by the Board of Directors. This discretionary Bank contribution is allocated to each participant based on his or her compensation. The aggregate benefit payable to any employee is dependent upon his or her rate of contribution, the earnings of the Plan assets, and the length of time such employee has been a participant

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

in the Plan. The expense related to this Plan was $199 and $171 for the years ended September 30, 2016 and 2015, respectively.

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt. Additional principal payments, which serve to pay down the debt and accelerate the release of ESOP shares, may be made by the Bank at the discretion of its Board of Directors. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During each of 2016 and 2015, 35,997 and 20,570 shares were committed to be released, respectively, 5,142 of which were released and available for allocation at December 31, 2015 and 2014, respectively, concurrent with the payment of the annual debt service on the ESOP loan. Total ESOP compensation expense of $685 and $378 was incurred for the years ended September 30, 2016 and 2015, respectively.

The ESOP shares as of September 30, 2016 and 2015 were as follows:

	September 30, 2016	September 30, 2015

Shares allocated to active participants	52,773	34,132
Shares committed to be released	30,855	15,428
Unallocated shares	318,838	354,835
Total ESOP shares	402,466	404,395
Fair value of unallocated shares	$6,227	$6,323

Note 14. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Years Ended September 30,
	2016	2015

Total cost of stock grant plan during the year	$595	$614
Total cost of stock option plan during the year	244	195
Total cost of share-based payment plans during the year	$839	$809

Amount of related income tax benefit recognized in income	$329	$317

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Incentive Plan") in 2014. In June 2014, the Company's stockholders approved the Incentive Plan which authorized the issuance of up to 203,665 restricted stock awards

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

and up to 509,162 stock options. As of September 30, 2016 there were 8,758 restricted stock awards and 24,837 options available for future grants.

Annual equity-based incentive awards are typically granted to selected officers and employees mid-year. Options are granted with an exercise price equal to no less than the market price of the Company's shares at the date of grant: those option awards generally vest over five years of service and have 10-year contractual terms. Restricted shares typically vest over a five year period. Equity awards may also be granted at other times throughout the year in connection with the recruitment and retention of officers and employees.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

The following table summarizes stock options activity for the year ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2015	406,409	$15.68
Granted	89,939	19.82
Exercised	10,193	15.20
Expired or canceled	—	—
Forfeited	12,023	16.29
Options outstanding as of September 30, 2016	474,132	$16.46	8.31	$1,456
Options exercisable as of September 30, 2016	135,807	$15.49	7.89	$548

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Expected volatility is based on the average volatility of Company shares and the expectations of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Since options were first awarded in June 2014 and the Company has had a minimal number of options exercised by participants in the Incentive Plan, the expected life of options is estimated based on the assumption that options will be exercised evenly throughout their life after vesting and represents the period of time that options granted are expected to remain outstanding.

The following assumptions were used for options granted during the years ended September 30, 2016 and 2015:

	For the Years Ended September 30,
	2016	2015
Risk-free interest rate	1.28%	2.09%
Expected volatility	11.08%	7.44%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the year	$3.30	$2.94

The total intrinsic value of options exercised during the years ended September 30, 2016 and 2015 was $35 and $0, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

The following is a summary of changes in restricted shares for the year ended September 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2015	158,052	$15.20
Granted	2,000	18.00
Vested	39,503	15.20
Forfeited	5,666	16.19
Shares Outstanding at September 30, 2016	114,883	$15.20

The total intrinsic value of restricted shares that vested during the years ended September 30, 2016 and 2015 was $785 and $703, respectively.

As of September 30, 2016, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Incentive Plan. At September 30, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.02 years.

Note 15. Deferred Compensation

Certain key employees of Westbury Bank have entered into non-qualified salary continuation plans with the Bank. These plans provide for payments of specific amounts over 10 to 20 year periods subsequent to each participant’s retirement. The related deferred compensation liabilities of the Company are being accrued ratably to the respective normal retirement dates of each participant. As of September 30, 2016 and 2015, approximately $1,912 and $1,996 are accrued related to these plans. The expense for compensation under these plans was approximately $(21) and $59 for the years ended September 30, 2016 and 2015, respectively.

Although not part of the plans, the Company has purchased life insurance on the lives of certain employees electing to participate in the plans, which could provide funding for the payment of benefits under the plans. At September 30, 2016 and 2015, the cash surrender value of such life insurance policies totaled $14,233 and $13,167, respectively.

The Company currently defers its directors’ fees at the discretion of the individual director, with payments made at the request of each Director. The balances of deferred directors’ fees were $546 and $623 at September 30, 2016 and 2015, respectively.

Note 16. Guarantees

The Bank has executed commitments under the Mortgage Partnership Finance (MPF) program with the FHLB to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF program mortgage loans. The liability representing the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the commitments was not material. The maximum potential amount of future payments that the Bank could be required to make under the limited recourse guarantee was approximately $687 and $1,109 at September 30, 2016 and 2015, respectively. Under the commitments, the Bank agrees to service the loans and, therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the commitments. Historically, the Bank has not incurred a loss on loans sold to the FHLB with these recourse provisions and management has determined there are no probable losses related to these loans at September 30, 2016, or 2015.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 17. Income Taxes

The following table presents the provision for income taxes as of:

	Years Ended September 30,
	2016	2015

Current (benefit) expense	$(1)	$200
Deferred (benefit)/expense	1,987	(2,102)

	$1,986	$(1,902)

A reconciliation of expected income tax expense (benefit) to the income tax expense (benefit) included in the consolidated statements of operations is as follows:

	Year Ended September 30,
	2016		2015
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Computed "expected" tax expense	$1,855	34.00%	$552	34.00%
Net increase in cash surrender of life insurance	(146)	(2.68)%	(144)	(8.89)%
Tax-exempt interest, net	(67)	(1.23)%	(37)	(2.29)%
Increase from state income tax benefit, net	400	7.32%	119	7.32%
Equity incentive plans	45	0.82%	92	5.66%
Reversal of deferred tax asset valuation allowance	—	—%	(2,447)	(150.76)%
Other, net	(101)	(1.85)%	(37)	(2.21)%

	$1,986	36.38%	$(1,902)	(117.17)%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities as of:

	September 30,
	2016	2015

Deferred tax assets:
Allowance for loan losses	$2,056	$1,803
Non-qualified option expense	90	48
Restricted stock expense	57	306
Deferred compensation	750	783
Deferred directors fees	214	244
Loss carryforward	3,668	5,229
Non accrual interest	2	12
Foreclosed real estate writedowns	—	508
Charitable contribution	130	404
Other	263	458

Total deferred tax assets	7,230	9,795

Deferred tax liabilities:
Prepaid expenses	(217)	(244)
Mortgage servicing rights	(314)	(475)
Office properties and equipment basis difference	(768)	(1,007)
Federal Home Loan Bank stock basis difference	(144)	(295)
Unrealized gain on securities available-for-sale	(362)	(228)

Total deferred tax liabilities	(1,805)	(2,249)

Valuation allowance	—	—

Net deferred tax asset	$5,425	$7,546

The Company has State of Wisconsin net operating loss carryforwards of approximately $14,197 and $18,534 at September 30, 2016 and 2015, respectively, which can be used to offset its future state taxable income. The carryforwards start to expire in 2024.

The Company has Federal net operating loss carryforwards of approximately $6,854 and $10,904 at September 30, 2016 and 2015, respectively, which can be used to offset its future federal taxable income. These Federal carryforwards start to expire in 2030.

The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2016, the Company had $669 of minimum tax credit carryforwards which do not expire.
In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management performed an evaluation of the Company's deferred tax assets as of September 30, 2016 and 2015. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence. Negative evidence considered included our pre-tax losses and relatively high level of net loan charge-offs, loan loss provisions and OREO losses from 2009 through 2014. Positive evidence reviewed included our historical earnings performance prior to the recession and during the two most recent years, our projected earnings forecast, significantly reduced

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

levels of non-performing assets, loan loss provisions and net charge-offs in 2015 and 2016, the reduction of credit risk in our loan portfolio, and potential use of tax strategies. Based on our analysis at September 30, 2016 and September 30, 2015, including evidence related to the substantially reduced risk profile of the loan portfolio and our improved earnings forecasts (supported by the growth in net interest income and the reduction of operating expenses) we concluded that there is more positive evidence than negative regarding the utilization of our deferred tax asset and that the recorded deferred tax asset, with no valuation reserve required at September 30, 2016 and 2015, is realizable.

Under the Internal Revenue Code and Wisconsin Statutes, the Bank is permitted to deduct, for tax years beginning before 1997, an annual addition to a reserve for bad debts. The amount differs from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings as of September 30, 2016 and 2015, include approximately $3,227 for which no deferred federal or state income taxes were provided. If in the future the Company no longer qualifies as a bank for tax purposes, an income tax expense of $1,266 would be incurred.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Wisconsin. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2013 and state tax examinations by tax authorities for years before 2012.

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

The following off-balance sheet instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2016	September 30, 2015
Commitments to extend mortgage credit:
Fixed rate	$2,013	$8,443
Adjustable rate	1,442	9,929

Unused commercial loan lines of credit	68,752	54,225
Unused home equity line of credit	27,315	26,164
Standby letters of credit	1,076	884
Commitment to sell loans	1,881	431

Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the underlying contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. As some such commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The Company generally extends credit only on a secured basis. Collateral obtained varies but consists primarily of one-to-four family residences.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers. These lines of credit may be uncollateralized and ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2016 and 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 19. Derivative Activities

The Company has on deposit certain certificates of deposit with embedded derivatives where the related interest earned by the account holder is calculated based on changes in the S&P 500. The Company enters into interest rate swaps and options to offset the variability in interest expense related to these certificates of deposits. At September 30, 2016 and 2015, the Company had approximately $315 and $377, respectively, in notional amount of swaps where the Company pays a fixed or LIBOR-based interest rate and receives a variable rate based on the S&P 500. The fair values of the embedded derivatives, swaps and options are reported in the accompanying consolidated balance sheets, and the changes in fair value of the embedded derivatives, swaps and options are reported as gains or losses in the accompanying consolidated statements of operations. The fair value of the derivative liability was $98 and $110 as of September 30, 2016 and 2015, respectively, and the related derivative asset was $98 and $110 as of September 30, 2016 and 2015, respectively. The change in fair value was not significant as of September 30, 2016 and 2015.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives. The fair value related to these commitments was not material as of September 30, 2016 and 2015.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Assets and liabilities recorded at fair value on a recurring basis: The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	40,750	—	40,750	—
U.S. Government agency collateralized mortgage obligations	2,680	—	2,680	—
U.S. Government agency commercial mortgage-backed securities	11,526	—	11,526	—
Municipal securities-tax exempt	25,682	—	25,682	—
Municipal securities-taxable	13,109	—	13,109	—
Corporate securities	—	—	—	—
Total securities available-for-sale	$93,772	$—	$93,772	$—

Derivatives	$98	$—	$98	$—
Liabilities
Derivatives	$98	$—	$98	$—

		Fair Value Measurements
September 30, 2015	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	39,692	—	39,692	—
U.S. Government agency collateralized mortgage obligations	1,941	—	1,941	—
U.S. Government agency commercial mortgage-backed securities	14,099	—	14,099	—
Municipal securities-tax exempt	2,201	—	2,201	—
Municipal securities-taxable	19,466	—	19,466	—
Corporate securities	2,862	—	2,862	—
Total securities available-for-sale	$80,286	$—	$80,286	$—

Derivatives	$110	$—	$110	$—
Liabilities
Derivatives	$110	$—	$110	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2016 and 2015. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis: The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans: The Company does not record loans at fair value on a recurring basis. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans with a carrying amount of $52 and $467 have a valuation allowance of $52 and $77 included in the allowance for loan losses as of September 30, 2016 and 2015, respectively.

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

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayment speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of September 30, 2016, mortgage servicing rights with a carrying amount of $1,012 have a valuation allowance of $212 to reflect their fair value of $800. As of September 30, 2015, mortgage servicing rights with a carrying amount of $1,315 have a valuation allowance of $105 to reflect their fair value of $1,210.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2016

Assets
Impaired loans	$—	$—	$—	$—
Foreclosed real estate	99	—	—	99
Mortgage servicing rights	800	—	—	800
Real estate held for sale	—	—	—	—

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2015

Assets
Impaired loans	$390	$—	$—	$390
Foreclosed real estate	283	—	—	283
Mortgage servicing rights	1,210	—	—	1,210
Real estate held for sale	882	—	—	882

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

Cash and cash equivalents: The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximated those assets’ fair values.

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

Advances from the Federal Home Loan Bank: The fair values of long term FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of short term FHLB advances reported in the consolidated balance sheets approximated those liabilities’ fair values.

Advance payments by borrowers for property taxes and insurance: The carrying amounts of the advance payments by borrowers for property taxes and insurance approximate their fair values.

Mortgage banking derivatives: The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties. The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments. The fair value of these derivative financial instruments was not material at September 30, 2016 or 2015.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The estimated fair values and related carrying amounts of the Company’s financial instruments as of September 30, 2016 and 2015, are as follows:

	September 30, 2016
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$29,613	$29,613	$29,613	—	—
Securities available for sale	93,772	93,772	—	93,772	—
Securities held to maturity	2,293	2,392	—	2,392	—
Loans, net	533,759	536,434	—	—	536,434
Loans held for sale, net	1,881	1,881	—	1,881	—
Federal Home Loan Bank stock	1,330	1,330	—	—	1,330
Mortgage servicing rights	800	800	—	—	800
Accrued interest receivable	2,173	2,173	2,173	—	—
Derivative asset	98	98	—	98	—

Financial liabilities:
Deposits	591,977	574,787	111,841	—	462,946
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	19,472	—	—	19,472
Advance payments by borrowers for property taxes and insurance	5,455	5,455	5,455	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	98	98	—	98	—

	September 30, 2015
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$16,488	$16,488	$16,488	—	—
Securities available for sale	80,286	80,286	—	80,286	—
Securities held to maturity	2,459	2,490	—	2,490	—
Loans, net	493,425	493,480	—	—	493,480
Loans held for sale, net	431	431	—	431	—
Federal Home Loan Bank stock	3,350	3,350	—	—	3,350
Mortgage servicing rights	1,210	1,210	—	—	1,210
Accrued interest receivable	1,965	1,965	1,965	—	—
Derivative asset	110	110	—	110	—

Financial liabilities:
Deposits	531,020	508,339	101,486	—	406,853
Short-term advances from Federal Home Loan Bank	18,000	18,000	—	18,000	—
Long-term advances from Federal Home Loan Bank	—	—	—	—	—
Advance payments by borrowers for property taxes and insurance	5,382	5,382	5,382	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	110	110	—	110	—

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

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

	Years Ended September 30,
	2016	2015

Net income	$3,471	$3,524
Basic potential common shares:
Weighted average shares outstanding	4,036,705	4,493,441
Weighted average unallocated Employee
Stock Ownership Plan shares	(340,272)	(365,976)
Basic weighted average shares outstanding	3,696,433	4,127,465

Dilutive effect of equity awards	33,645	1,133

Diluted weighted average shares outstanding	3,730,078	4,128,598

Basic earnings per share	$0.94	$0.85

Diluted earnings per share	$0.93	$0.85

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 22. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) as of, and for the years ended, September 30, 2016 and 2015, are presented below:

Balance Sheets

	September 30,
	2016	2015
Assets
Cash and interest bearing deposits	$251	$1,440
Investments	55	115
Loan to ESOP	3,620	3,778
Investment in subsidiary	75,872	74,201
Other assets	2,397	2,660
Total assets	$82,195	$82,194
Liabilities and Stockholders' Equity
Other liabilities	$26	$157
Stockholders' equity	82,169	82,037
Total liabilities and stockholders' equity	$82,195	$82,194

Statements of Operations

	Years Ended September 30,
	2016	2015
Interest and other income	$131	$190
Interest and other expense	499	668
Loss before income tax benefit and equity in undistributed net income of subsidiary	(368)	(478)
Income tax benefit	(77)	(217)
Loss before equity in undistributed net income of subsidiary	(291)	(261)
Equity in undistributed net income of subsidiary	3,762	3,785
Net income	$3,471	$3,524

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Statements of Cash Flows

	Years Ended September 30,
	2016	2015
Cash Flows From Operating Activities
Net income	$3,471	$3,524
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of subsidiary	(3,762)	(3,785)
Net change in other liabilities	(131)	42
Net change in other assets	1,102	(185)
Net cash provided by (used in) operating activities	680	(404)

Cash Flows From Investing Activities
Purchase of securities	—	(729)
Sales and maturities of securities	60	7,226
Payments received on ESOP loan	158	153
Dividend received from bank subsidiary	2,300	1,100
Net cash provided by investing activities	2,518	7,750

Cash Flows From Financing Activities
Stock options exercised	155	—
Repurchase of common stock	(4,542)	(12,784)
Net cash used in financing activities	(4,387)	(12,784)
Net decrease in cash	(1,189)	(5,438)
Cash
Beginning of year	1,440	6,878
End of year	$251	$1,440