Form 10-Q
period 2016-12-31
Westbury Bancorp, Inc.
filed 2017-01-24
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2016
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
There were 4,072,892 shares of Common Stock, par value $.01 per share, outstanding as of January 24, 2017.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2016 and September 30, 2016
(In Thousands, except share data)

	December 31, 2016	September 30, 2016
	(Unaudited)
Assets
Cash and due from banks	$28,945	$19,125
Interest-earning deposits	13,051	10,488
Cash and cash equivalents	41,996	29,613
Securities available-for-sale	101,997	93,772
Securities held to maturity, at amortized cost ($2,316 and $2,392 fair value at December 31, 2016 and September 30, 2016, respectively)	2,293	2,293
Loans held for sale, at lower of cost or fair value	1,156	1,881
Loans, net of allowance for loan losses of $5,451 and $5,244 at December 31, 2016 and September 30, 2016, respectively	543,220	533,759
Federal Home Loan Bank stock, at cost	1,330	1,330
Foreclosed real estate	—	99
Office properties and equipment, net	15,508	15,410
Cash surrender value of bank-owned life insurance	14,347	14,233
Mortgage servicing rights	841	800
Deferred tax asset	6,210	5,425
Other assets	4,098	4,010
Total assets	$732,996	$702,625
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$629,852	$591,977
Long-term advances from Federal Home Loan Bank	20,000	20,000
Advance payments by borrowers for property taxes and insurance	550	5,455
Other liabilities	4,282	5,564
Total liabilities	654,684	622,996
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,350,863 and 5,347,641 shares issued at December 31, 2016 and September 30, 2016, respectively	54	54
Additional paid-in capital	51,765	51,463
Retained earnings	52,932	52,185
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,085)	(3,188)
Accumulated other comprehensive gain (loss)	(1,290)	561
Less common stock repurchased, 1,278,323 and 1,249,123 shares at cost, at December 31, 2016 and September 30, 2016, respectively	(22,064)	(21,446)
Total stockholders’ equity	78,312	79,629
Total liabilities and stockholders’ equity	$732,996	$702,625

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three Months Ended December 31, 2016 and 2015 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended December 31,
	2016	2015
Interest and dividend income:
Loans	$5,396	$5,117
Investments - nontaxable	128	29
Investments - taxable	364	423
Interest bearing deposits	36	26
Total interest and dividend income	5,924	5,595
Interest expense:
Deposits	667	558
Short-term advances from the Federal Home Loan Bank	—	8
Long-term advances from the Federal Home Loan Bank	50	24
Total interest expense	717	590
Net interest income before provision for loan losses	5,207	5,005
Provision for loan losses	200	150
Net interest income after provision for loan losses	5,007	4,855
Noninterest income:
Service fees on deposit accounts	989	1,078
Gain on sales of loans, net	215	127
Servicing fee income, net of amortization and impairment	125	37
Insurance and securities sales commissions	43	73
Gain on sales of securities	4	2
Increase in cash surrender value of bank-owned life insurance	114	110
Rental income from real estate operations	103	113
Other income	75	131
Total noninterest income	1,668	1,671
Noninterest expenses:
Compensation and employee benefits	2,942	2,364
Occupancy, furniture and equipment	536	419
Data processing	806	747
Accounting, legal and other professional fees	293	268
FDIC insurance premiums	102	104
Other expenses	840	949
Total noninterest expenses	5,519	4,851
Income before income tax expense	1,156	1,675
Income tax expense	409	636
Net income	$747	$1,039
Earnings per share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended December 31, 2016 and 2015
(Unaudited)
(In Thousands)

	Three Months Ended December 31,
	2016	2015
Net income	$747	$1,039
Other comprehensive income, before tax:
Unrealized loss on available-for-sale securities	(3,042)	(969)
Reclassification adjustment for realized gains included in net income	(4)	(2)
Other comprehensive loss, before tax	(3,046)	(971)
Income tax benefit related to items of other comprehensive loss	1,195	381
Other comprehensive loss, net of tax	(1,851)	(590)
Comprehensive income (loss)	$(1,104)	$449

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended December 31, 2016 and 2015
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2016	$—	$54	$51,463	$52,185	$(3,188)	$561	$(21,446)	$79,629
Net income	—	—	—	747	—	—	—	747
Other comprehensive loss, net of tax	—	—	—	—	—	(1,851)	—	(1,851)
Repurchase of 29,200 common stock shares	—	—	—	—	—	—	(618)	(618)
Stock based compensation expense	—	—	198	—	—	—	—	198
Allocation, or commitment to be allocated, of 10,285 shares by ESOP	—	—	104	—	103	—	—	207
Balance, December 31, 2016	$—	$54	$51,765	$52,932	$(3,085)	$(1,290)	$(22,064)	$78,312

Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812
Net income	—	—	—	1,039	—	—	—	1,039
Other comprehensive loss, net of tax	—	—	—	—	—	(590)	—	(590)
Repurchase of 25,913 common stock shares	—	—	—	—	—	—	(506)	(506)
Exercise of 4,298 stock options	—	—	64	—	—	—	—	64
Stock based compensation expense	—	—	208	—	—	—	—	208
Allocation,or commitment to be allocated, of 5,142 shares by ESOP	—	—	40	—	51	—	—	91
Balance, December 31, 2015	$—	$53	$50,457	$49,753	$(3,497)	$(238)	$(17,410)	$79,118

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Three Months Ended December 31, 2016 and 2015 (Unaudited)
(In Thousands)
	Three Months Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$747	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	150
Depreciation and amortization	123	192
Depreciation on real estate held for investment	—	22
Net amortization of securities premiums and discounts	212	120
Amortization and impairment of mortgage servicing rights	(41)	74
Gain on sales of available-for-sale securities	(4)	(2)
Write-down of real estate held-for-sale	—	47
(Gain) loss on sale of foreclosed real estate	3	(20)
Write-down of foreclosed real estate	9	26
Loans originated for sale	(12,092)	(8,957)
Proceeds from sale of loans	13,032	8,542
Gain on sale of loans, net	(215)	(127)
ESOP compensation expense	207	91
Stock based compensation expense	198	208
Deferred income taxes	410	636
Increase in cash surrender value of life insurance	(114)	(110)
Net change in:
Other assets	(88)	(391)
Other liabilities and advance payments by borrowers for property taxes and insurance	(6,187)	(6,282)
Net cash used in operating activities	(3,600)	(4,742)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(15,226)	(12,375)
Proceeds from sales of securities available-for-sale	829	5,219
Proceeds from maturities, prepayments, and calls of securities available-for-sale	2,918	2,116
Net increase in loans	(9,661)	(3,270)
Purchase of bank-owned life insurance	—	(637)
Purchases of office properties and equipment	(221)	(57)
Proceeds from sales of real estate held-for-sale	—	27
Proceeds from sales of foreclosed real estate	87	109
Net cash used in investing activities	(21,274)	(8,868)
Cash Flows From Financing Activities
Net increase in deposits	37,875	25,124
Proceeds from long-term Federal Home Loan Bank advances	—	10,000
Net proceeds of short-term Federal Home Loan Bank advances	—	2,500
Proceeds from exercise of stock options	—	64
Repurchase of common stock	(618)	(506)
Net cash provided by financing activities	37,257	37,182
Net increase in cash and cash equivalents	12,383	23,572
Cash and cash equivalents at beginning of period	29,613	16,488
Cash and cash equivalents at end of period	$41,996	$40,060
Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$715	$589

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of December 31, 2016 and September 30, 2016 and the results of operations and cash flows for the interim periods ended December 31, 2016 and 2015.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016.

The Jumpstart Our Business Startups Act (the "JOBS Act"), which was signed into law on April 5, 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the Company's initial public stock offering in April 2013.

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

	Three Months Ended December 31,
	2016	2015
Net income	$747	$1,039
Basic potential common shares:
Weighted average shares outstanding	3,976,765	4,166,780
Weighted average unallocated ESOP shares	(315,414)	(353,122)
Basic weighted average shares outstanding	3,661,351	3,813,658
Dilutive effect of equity awards	78,082	30,274
Diluted weighted average shares outstanding	3,739,433	3,843,932
Basic income per share	$0.20	$0.27
Diluted income per share	$0.20	$0.27

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$25	$—	$—	$25
U.S. Government agency residential mortgage-backed securities	45,355	94	(933)	44,516
U.S. Government agency collateralized mortgage obligations	4,088	3	(126)	3,965
U.S. Government agency commercial mortgage-backed securities	13,839	19	(48)	13,810
Municipal securities-tax exempt	28,068	4	(1,079)	26,993
Municipal securities-taxable	12,745	29	(86)	12,688
Total Available for Sale	104,120	149	(2,272)	101,997
Held to Maturity
Municipal securities-tax exempt	2,293	25	(2)	2,316
Total Investment Securities	$106,413	$174	$(2,274)	$104,313

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	40,289	504	(43)	40,750
U.S. Government agency collateralized mortgage obligations	2,674	24	(18)	2,680
U.S. Government agency commercial mortgage-backed securities	11,376	150	—	11,526
Municipal securities-tax exempt	25,730	51	(99)	25,682
Municipal securities-taxable	12,756	358	(5)	13,109
Total Available for Sale	92,849	1,088	(165)	93,772
Held to Maturity
Municipal securities-tax exempt	2,293	99	—	2,392
Total Investment Securities	$95,142	$1,187	$(165)	$96,164

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity, at December 31, 2016 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	December 31, 2016
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$563	$564
Due after one year through five years	12,880	12,766
Due after five years through ten years	21,607	20,830
Due after ten years	5,788	5,546
U.S. Government agency residential mortgage-backed securities	45,355	44,516
U.S. Government agency collateralized mortgage obligations	4,088	3,965
U.S. Government agency commercial mortgage-backed securities	13,839	13,810
	104,120	101,997

Held to maturity:
Due in one year or less	168	168
Due after one year through five years	703	701
Due after five years through ten years	982	999
Due after ten years	440	448
	2,293	2,316
Total	$106,413	$104,313

Proceeds from sales of securities available for sale during the three months ended December 31, 2016 and 2015, were $829 and $5,219, respectively. Gross realized gains, during the three months ended December 31, 2016 and 2015, on these sales amounted to $4 and $12, respectively. Gross realized losses on these sales were $0 and $10, during the three months ended December 31, 2016 and 2015, respectively.

Securities with carrying values of $28,434 and $24,364 at December 31, 2016 and September 30, 2016, respectively, were pledged for purposes required or permitted by law.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	34,517	(870)	2,868	(63)	37,385	(933)
U.S. Government agency collateralized mortgage obligations	2,511	(91)	523	(35)	3,034	(126)
U.S Government agency commercial mortgage-backed securities	9,965	(48)	—	—	9,965	(48)
Municipal securities-tax exempt	26,382	(1,079)	—	—	26,382	(1,079)
Municipal securities-taxable	8,658	(86)	—	—	8,658	(86)
Total Available for Sale	$82,033	$(2,174)	$3,391	$(98)	$85,424	$(2,272)
Held to Maturity
Municipal securities-tax exempt	688	(2)	—	—	688	(2)
Total Investment Securities	$82,721	$(2,176)	$3,391	$(98)	$86,112	$(2,274)

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	2,726	(5)	3,020	(38)	5,746	(43)
U.S. Government agency collateralized mortgage obligations	—	—	576	(18)	576	(18)
U.S. Government agency commercial mortgage-backed securities	—	—	—	—	—	—
Municipal securities-tax exempt	18,314	(99)	—	—	18,314	(99)
Municipal securities-taxable	550	(5)	—	—	550	(5)
Total Available for Sale	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)
Held to Maturity
Municipal securities-tax exempt	—	—	—	—	—	—
Total Investment Securities	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)

At December 31, 2016, the investment portfolio included 5 securities available-for-sale which had been in an unrealized loss position for greater than twelve months and 148 securities available-for-sale and 4 securities held-to-maturity, which had been in an unrealized loss position for less than twelve months. At September 30, 2016, the investment portfolio included 5 securities available-for-sale, which had been in an unrealized loss position for greater than twelve months, and 58 securities available-for-sale, which had been in an unrealized loss position for less than twelve months.

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

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans as of the dates indicated follows:

	December 31, 2016	September 30, 2016
Real estate:
Single family	$152,391	$158,541
Multifamily	115,946	123,623
Commercial real estate non-owner occupied	127,574	117,971
Commercial real estate owner occupied	69,973	63,108
Construction and land development	19,195	16,230
Total real estate	485,079	479,473
Commercial business	45,025	40,836
Consumer:
Home equity lines of credit	14,906	14,969
Education	3,280	3,401
Other	480	462
Total consumer	18,666	18,832
Total loans	548,770	539,141
Less:
Net deferred loan fees	99	138
Allowance for loan losses	5,451	5,244
Net loans	$543,220	$533,759

The following tables present the contractual aging of the Company's recorded investment in past due loans by class of loans as of December 31, 2016 and September 30, 2016:

December 31, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$151,010	$655	$400	$326	$152,391
Multifamily	115,930	16	—	—	115,946
Commercial real estate non-owner occupied	127,574	—	—	—	127,574
Commercial real estate owner occupied	69,973	—	—	—	69,973
Construction and land development	19,195	—	—	—	19,195
Commercial business	45,025	—	—	—	45,025
Consumer and other:
Home equity lines of credit	14,879	—	—	27	14,906
Education	3,023	107	12	138	3,280
Other	480	—	—	—	480
	$547,089	$778	$412	$491	$548,770

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$157,803	$239	$426	$73	$158,541
Multifamily	123,623	—	—	—	123,623
Commercial real estate non-owner occupied	117,971	—	—	—	117,971
Commercial real estate owner occupied	63,108	—	—	—	63,108
Construction and land development	16,230	—	—	—	16,230
Commercial business	40,836	—	—	—	40,836
Consumer and other:
Home equity lines of credit	14,942	—	—	27	14,969
Education	3,202	11	39	149	3,401
Other	462	—	—	—	462
	$538,177	$250	$465	$249	$539,141

There were no loans past due ninety days or more and still accruing interest as of December 31, 2016 and September 30, 2016.

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Single family	$518	$338
Multifamily	—	—
Commercial real estate non-owner occupied	—	—
Commercial real estate owner occupied	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	35	36
Education	150	188
Other	—	—
	$703	$562

As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt and comply with various terms of their underlying loan agreements.  The Company considers current financial information, historical payment experience, credit documentation, public information and current economic trends when catgorizing its loans into risk categories.  Generally, all sizable credits receive a financial review no less than annually to monitor and adjust, if necessary, the credit’s risk profile.  Credits classified as special mention, substandard or doubtful generally receive a review quarterly.

The Company categorizes loans into the following risk categories based on relevant information about the ability of borrowers to service their debt:

Pass — A pass asset is well protected by the current worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less costs to acquire and sell in a timely manner, of any underlying collateral.

Watch — A watch asset has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

some future date. Watch assets are not adversely classified and do not expose the Company to sufficient risk to warrant further classification.

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging of our loan portfolio as of December 31, 2016 and September 30, 2016:

December 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$149,654	$739	$—	$1,998	$—	$152,391
Multifamily	114,224	1,722	—	—	—	115,946
Commercial real estate non-owner occupied	126,499	1,075	—	—	—	127,574
Commercial real estate owner occupied	66,899	2,238	—	836	—	69,973
Construction and land development	19,194	—	—	1	—	19,195
Commercial business	35,607	8,884	—	534	—	45,025
Consumer and other:
Home equity lines of credit	14,812	—	—	94	—	14,906
Education	3,280	—	—	—	—	3,280
Other	480	—	—	—	—	480
Total	$530,649	$14,658	$—	$3,463	$—	$548,770

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$156,042	$744	$—	$1,755	$—	$158,541
Multifamily	121,878	1,745	—	—	—	123,623
Commercial real estate non-owner occupied	116,880	695	396	—	—	117,971
Commercial real estate owner occupied	59,993	3,115	—	—	—	63,108
Construction and land development	16,228	—	—	2	—	16,230
Commercial business	31,677	8,945	214	—	—	40,836
Consumer and other:
Home equity lines of credit	14,874	—	—	95	—	14,969
Education	3,401	—	—	—	—	3,401
Other	462	—	—	—	—	462
	$521,435	$15,244	$610	$1,852	$—	$539,141

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended December 31, 2016 and 2015:

Three Months Ended December 31, 2016	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244
Provision for loan losses	(57)	(32)	65	129	59	39	(3)	200
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	5	2	7
Ending balance	$923	$983	$1,584	$942	$403	$544	$72	$5,451
Period-ended amount allocated for:
Individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$51	$54
Collectively evaluated for impairment	920	983	1,584	942	403	544	21	5,397
Ending balance	$923	$983	$1,584	$942	$403	$544	$72	$5,451
Loans:
Individually evaluated for impairment	$1,447	$1,722	$—	$—	$—	$—	$86	$3,255
Collectively evaluated for impairment	150,944	114,224	127,574	69,973	19,195	45,025	18,580	545,515
Ending balance	$152,391	$115,946	$127,574	$69,973	$19,195	$45,025	$18,666	$548,770

Three Months Ended December 31, 2015	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598
Provision for loan losses	(42)	327	31	16	14	(200)	4	150
Loans charged-off	—	—	—	—	—	—	(10)	(10)
Recoveries	—	—	—	1	—	4	4	9
Ending balance	$1,031	$1,340	$1,122	$530	$344	$302	$78	$4,747
Period-ended amount allocated for:
Individually evaluated for impairment	$23	$—	$—	$—	$—	$—	$55	$78
Collectively evaluated for impairment	1,008	1,340	1,122	530	344	302	23	4,669
Ending balance	$1,031	$1,340	$1,122	$530	$344	$302	$78	$4,747
Loans:
Individually evaluated for impairment	$1,605	$1,816	$—	$—	$—	$—	$94	$3,515
Collectively evaluated for impairment	149,385	116,873	112,482	51,033	17,163	31,866	19,277	498,079
Ending balance	$150,990	$118,689	$112,482	$51,033	$17,163	$31,866	$19,371	$501,594

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

 The following tables present additional detail of impaired loans, segregated by segment, as of and for the three month periods ended December 31, 2016 and 2015.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans by loan category.  The interest income recognized column represents all interest income on a loan reported on either a cash or accrual basis after the loan became impaired.

				Three months ended
December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,309	$1,174	$—	$1,315	$12
Multifamily	1,764	1,722	—	1,734	18
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	4	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	114	35	—	36	—
With an allowance recorded:
Single family	273	273	3	137	5
Multifamily	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	51	51	51	52	1
	$3,515	$3,255	$54	$3,274	$36

				Three months ended
December 31, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,338	$1,194	$—	$1,189	$14
Multifamily	1,889	1,816	—	1,824	19
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	117	39	—	105	—
With an allowance recorded:
Single family	411	411	23	412	3
Multifamily	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	55	55	55	55	1
	$3,810	$3,515	$78	$3,585	$37

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Troubled debt restructurings - accrual	$2,719	$3,021
Troubled debt restructurings - nonaccrual	—	—
	$2,719	$3,021

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or a lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three months ended December 31, 2016 and 2015.

There were no re-defaults of TDRs that occurred during the three months ended December 31, 2016 and 2015.

Certain of the Bank’s directors and executive officers are loan customers of the Bank.  As of December 31, 2016 and September 30, 2016, loans of approximately $9,747 and $7,813, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Three Months Ended December 31, 2016

Balance, beginning	$7,813
New loans originated	2,468
Draws on lines of credit	29
Principal repayments	(563)
Balance, ending	$9,747

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	December 31, 2016		September 30, 2016
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$127,670	20.27%	$111,841	18.89%
Interest bearing	141,089	22.40%	135,866	22.95%
	268,759	42.67%	247,707	41.84%
Passbook and Statement Savings	134,214	21.31%	133,155	22.50%
Variable Rate Money Market Accounts	71,309	11.32%	64,593	10.91%
Certificates of Deposit	155,570	24.70%	146,522	24.75%
	$629,852	100.00%	$591,977	100.00%

Certificate accounts equal to or over one hundred thousand dollars totaled $97,293 and $89,588 as of December 31, 2016 and September 30, 2016, respectively. Of these amounts, $29,146 and $26,154 are equal to or greater than two hundred fifty thousand dollars as of December 31, 2016 and September 30, 2016, respectively.

Note 7.                                 Regulatory Capital

The Bank is subject to capital requirements adopted by the Office of the Comptroller of the Currency ("OCC"). These requirements include a ratio for common equity Tier 1 ("CETI") capital, a leverage ratio and Tier 1 capital ratios and an additional capital conservation buffer over these required capital ratios. Failure to maintain the required capital conservation buffer limits the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

Under the capital regulations, the minimum capital ratios are: (1) CETI capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CETI generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in for the Bank beginning in January 2016 at 0.625% of risk-weighted assets and increases by the same amount each year until fully implemented in January 2019.

The OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CETI ratio of 6.5%, a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. As of December 31, 2016 the Bank met all these requirements, including the full capital conservation buffer.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The Bank’s actual capital amounts and ratios and those required by the regulatory standards are presented in the following tables. We have included the 0.625% increase for 2016 in our minimum capital adequacy rations in the tables below.

At December 31, 2016	Actual		For Capital Adequacy Purposes Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$72,012	12.1%	$26,786	4.50%	$30,507	5.125%	$38,692	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	72,012	12.10%	35,715	6.00%	39,436	6.625%	47,620	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	77,463	13.01%	47,620	8.00%	51,341	8.625%	59,525	10.00%
Leverage (to adjusted total assets) - Westbury Bank	72,012	10.17%	28,323	4.00%	N/A	N/A	35,404	5.00%

At September 30, 2016	Actual		For Capital Adequacy Purposes Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets) - Westbury Bank	$71,383	12.61%	$25,472	4.50%	$29,010	5.125%	$36,793	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	71,383	12.61%	33,963	6.00%	37,500	6.625%	45,283	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	76,627	13.54%	45,283	8.00%	48,821	8.625%	56,604	10.00%
Leverage (to adjusted total assets) - Westbury Bank	71,383	10.23%	27,911	4.00%	N/A	N/A	34,889	5.00%

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table reconciles the Bank’s stockholder's equity to regulatory capital as of December 31, 2016 and September 30, 2016:

	December 31, 2016	September 30, 2016
Stockholder's equity of the Bank	$72,020	$73,332
Less: Unrealized (gain) loss on securities	1,290	(561)
Disallowed deferred tax assets	(1,298)	(1,388)
Tier 1, CETI and leverage capital	72,012	71,383
Plus: Allowable general valuation allowances	5,451	5,244
Total capital	$77,463	$76,627

Note 8.                          Commitments and Contingencies

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

The following off-balance sheet instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2016	September 30, 2016
Commitments to extend commercial and residential mortgage credit:
Fixed rate	$17,776	$2,013
Adjustable rate	6,909	1,442
Unused commercial loan lines of credit	69,995	68,752
Unused home equity line of credit	27,045	27,315
Standby letters of credit	1,122	1,076
Commitment to sell loans	1,156	1,881

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

Unfunded commitments under lines of credit are commitments for possible future extensions of credit to existing customers.  These lines of credit ultimately may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At December 31, 2016 and September 30, 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liabilities resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

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

Assets and liabilities recorded at fair value on a recurring basis

The following table summarizes financial instruments measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	44,516	—	44,516	—
U.S. Government agency collateralized mortgage obligations	3,965	—	3,965	—
U.S. Government agency commercial mortgage-backed securities	13,810	—	13,810	—
Municipal securities-tax exempt	26,993	—	26,993	—
Municipal securities-taxable	12,688	—	12,688	—
Corporate securities	—	—	—	—
Total securities available-for-sale	$101,997	$—	$101,997	$—
Derivatives	$—	$—	$—	$—

Liabilities
Derivatives	$—	$—	$—	$—

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

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the three months ended December 31, 2016.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and, therefore, result in a transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $325 and $52 had a valuation allowance of $55 and $52 included in the allowance for loan losses to reflect their fair value as of December 31, 2016 and September 30, 2016, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of December 31, 2016, mortgage servicing rights with a carrying amount of $946 had a valuation allowance of $105 to reflect their fair value of $841.  As of September 30, 2016, mortgage servicing rights with a carrying amount of $1,012 had a valuation allowance of $212 to reflect their fair value of $800.

Assets and liabilities recorded at fair value on a non-recurring basis

		Fair Value Measurements
December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$270	$—	$—	$270
Foreclosed real estate	—	—	—	—
Mortgage servicing rights	841	—	—	841

		Fair Value Measurements
September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$—	$—	$—	$—
Foreclosed real estate	99	—	—	99
Mortgage servicing rights	800	—	—	800

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

Loans held for sale:  The fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

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

Advances from the Federal Home Loan Bank:  The fair values of FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of short term FHLB advances reported in the consolidated balance sheets approximated those liabilities' fair values.

Advance payments by borrowers for property taxes and insurance:  The carrying amounts of the advance payments by borrowers for property taxes and insurance approximate their fair values.

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at December 31, 2016 and September 30, 2016.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates noted below were as follows:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$41,996	$41,996	$41,996	$—	$—
Securities available for sale	101,997	101,997	—	101,997	—
Securities held to maturity	2,293	2,316	—	2,316	—
Loans held for sale, net	1,156	1,156	—	1,156	—
Loans, net	543,220	540,680	—	—	540,680
Federal Home Loan Bank stock	1,330	1,330	—	—	1,330
Mortgage servicing rights	841	841	—	—	841
Accrued interest receivable	2,299	2,299	2,299	—	—
Derivative asset	—	—	—	—	—
Financial liabilities:
Deposits	629,852	594,785	127,670	—	467,115
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	18,785	—	—	18,785
Advance payments by borrowers for property taxes and insurance	550	550	550	—	—
Accrued interest payable	7	7	7	—	—
Derivative liability	—	—	—	—	—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$29,613	$29,613	$29,613	$—	$—
Securities available for sale	93,772	93,772	—	93,772	—
Securities held to maturity	2,293	2,392	—	2,392	—
Loans held for sale, net	1,881	1,881	—	1,881	—
Loans, net	533,759	536,434	—	—	536,434
Federal Home Loan Bank stock	1,330	1,330	—	—	1,330
Mortgage servicing rights	800	800	—	—	800
Accrued interest receivable	2,173	2,173	2,173	—	—
Derivative asset	98	98	—	98	—
Financial liabilities:
Deposits	591,977	574,787	111,841	—	462,946
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	19,472	—	—	19,472
Advance payments by borrowers for property taxes and insurance	5,455	5,455	5,455	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	98	98	—	98	—

Note 10.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. Additional principal payments, which serve to pay down the debt and accelerate the release of ESOP shares to plan participants, may be made by the Bank at the discretion of its Board of Directors. The ESOP shares were pledged as collateral for its debt obligations to the Company. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the accompanying balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the released shares, and the released shares become outstanding for EPS computations. During the three months ended December 31, 2016 and 2015, 10,285 and 5,142 shares were committed to be released, respectively. The total ESOP compensation expense recorded for the three months ended December 31, 2016 and 2015 was $207 and $91, respectively.

The ESOP shares as of December 31, 2016 and September 30, 2016 were as follows (in thousands, except share data):

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

	December 31, 2016	September 30, 2016

Allocated shares to active participants	52,759	52,773
Shares committed to be released	41,140	30,855
Unallocated shares	308,553	318,838
Total ESOP shares	402,452	402,466
Fair value of unallocated shares	$6,387	$6,227

Note 11. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended December 31,
	2016	2015

Total cost of stock grant plan during the period	$134	$151
Total cost of stock option plan during the period	64	57
Total cost of share-based payment plans during the period	$198	$208

Amount of related income tax benefit recognized in income	$78	$82

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance under the Plan of up to 203,665 restricted stock awards and up to 509,162 stock options. As of December 31, 2016 there were 5,536 restricted stock awards and 34,784 options available for future grants.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table summarizes stock options outstanding for the three months ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2016	474,132	$16.46
Granted	2,750	21.00
Exercised	—	—
Expired or canceled	150	17.35
Forfeited	12,547	16.15
Options outstanding as of December 31, 2016	464,185	$16.49	8.06	$1,953
Options exercisable as of December 31, 2016	135,657	$15.49	7.62	$707

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following assumptions were used for options granted during the three months ended December 31:

	2016	2015
Risk-free interest rate	2.19%	1.99%
Expected volatility of Company's stock	15.74%	7.44%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the period	$5.14	$2.89

The total intrinsic value of options exercised during each of the three months ended December 31, 2016 and 2015 was zero and $10, respectively.

The following is a summary of changes in restricted shares for the three months ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2016	114,883	$15.20
Granted	7,500	21.50
Vested	—	—
Forfeited	4,278	15.20
Shares Outstanding at December 31, 2016	118,105	$15.60

The total intrinsic value of restricted shares that vested during both of the three months ended December 31, 2016 and 2015 was zero.

As of December 31, 2016, there was $2.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At December 31, 2016, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.0 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 12. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented for the periods indicated below:

Balance Sheets

	December 31,	September 30,
	2016	2016
Assets
Cash and interest bearing deposits	$611	$251
Investments	46	55
Loan to ESOP	3,197	3,620
Investment in subsidiary	74,352	75,872
Other assets	2,477	2,397
Total assets	$80,683	$82,195
Liabilities and Stockholders' Equity
Total liabilities	$38	$26
Stockholders' equity	80,645	82,169
Total liabilities and stockholders' equity	$80,683	$82,195

Statements of Operations

	Three Months Ended December 31,
	2016	2015
Interest and other income	$32	$32
Interest and other expense	142	121
Loss before income tax benefit and equity in undistributed net income of subsidiary	(110)	(89)
Income tax benefit	(26)	(18)
Loss before equity in undistributed net income of subsidiary	(84)	(71)
Equity in undistributed net income of subsidiary	831	1,110
Net income	$747	$1,039

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Three Months Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$747	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(831)	(1,110)
Net change in other liabilities	12	(32)
Net change in other assets	118	742
Net cash provided by operating activities	46	639

Cash Flows From Investing Activities
Sales and maturities of securities	9	29
Payments received on ESOP loan	423	158
Dividend received from bank subsidiary	500	1,500
Net cash provided by investing activities	932	1,687

Cash Flows From Financing Activities
Stock options exercised	—	64
Repurchase of common stock	(618)	(506)
Net cash used in financing activities	(618)	(442)
Net increase in cash	360	1,884
Cash
Beginning of period	251	1,440
End of period	$611	$3,324

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

•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this report, including any future changes in tax rates and the resulting impact such changes may have on the value of any deferred tax assets and liabilities and any investment securities recorded in our financial statements; and

•	the impact of reputational risk created by any of the foregoing developments on such matters such as business generation and retention, funding and liquidity.
Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

Total Assets.  Total assets increased by $30.4 million, or 4.3%, to $733.0 million at December 31, 2016 from $702.6 million at September 30, 2016.  The increase in total assets was primarily the result of an increase in cash and cash equivalents of $12.4 million, net loans of $9.5 million and securities available for sale of $8.2 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $12.4 million, or 41.8%, to $42.0 million at December 31, 2016 from $29.6 million at September 30, 2016. The increase was the result of normal fluctuations in cash and due from banks between those dates.

Net Loans.  Net loans increased by $9.5 million, or 1.8%, to $543.2 million at December 31, 2016 from $533.8 million at September 30, 2016.  Non-owner occupied commercial real estate loans increased by $9.6 million, owner-occupied commercial real estate loans by $6.9 million, commercial business loans by $4.2 million, and construction and land development loans by $3.0 million, offset by decreases in multifamily loans of $7.7 million and single family loans of $6.2 million. The increases in commercial loans and commercial real estate loans resulted from our continued efforts to grow these segments of the loan portfolio, particularly loans secured by owner-occupied properties. The increase in construction and land development loans resulted from progress draws related to partial completion of projects during the period. The decreases in multifamily and single family loans resulted from anticipated loan payoffs.

Investment Securities.  Investment securities available for sale increased $8.2 million, or 8.8%, to $102.0 million at December 31, 2016 from $93.8 million at September 30, 2016. Mortgage-backed securities and collateralized mortgage obligations increased $7.3 million and municipal securities increased $890,000 between these dates. These changes occurred as we invested new deposit balances and repositioned the investment portfolio through normal portfolio management.

Net unrealized loss on securities increased by $3.0 million to $2.1 million at December 31, 2016 from a net unrealized gain of $923,000 at September 30, 2016, reflecting the effect of an increase in market interest rates after the November U.S. elections.  At December 31, 2016, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities, municipal securities, and corporate bonds. At December 31, 2016, investment securities classified as held to maturity consisted entirely of municipal securities.

The outstanding balances of investment securities held to maturity was unchanged at $2.3 million at December 31, 2016 and September 30, 2016.

Foreclosed Real Estate.  Foreclosed real estate decreased $99,000, or 100.0%, to zero at December 31, 2016 from $99,000 at September 30, 2016, as we sold $90,000 of foreclosed properties and recorded valuation adjustments of $9,000 during the period.  At December 31, 2016, we held no foreclosed real estate.

Cash Surrender Value of Bank-Owned Life Insurance. Cash surrender value of bank-owned life insurance increased $114,000, or 0.8%, to $14.3 million at December 31, 2016 from $14.2 million at September 30, 2016.

Deferred Tax Asset. The deferred tax asset increased $785,000, or 14.5%, to $6.2 million at December 31, 2016 from $5.4 million at September 30, 2016, due to an increase in the deferred tax asset relating to unrealized losses on investment securities available for sale incurred during the three months ended December 31, 2016, offset by the accrual of income tax expense as a result of the Company recording taxable income for the period.

Deposits.  Deposits increased $37.9 million, or 6.4%, to $629.9 million at December 31, 2016 from $592.0 million at September 30, 2016.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $28.8 million, or 6.5%, to $474.3 million at December 31, 2016 from $445.5 million at September 30, 2016.  In particular, variable rate money market accounts increased by $6.7 million, or 10.4%, to $71.3 million at December 31, 2016 from $64.6 million at September 30, 2016 while noninterest bearing deposits increased by $15.8 million, or 14.2%, to $127.7 million at December 31, 2016 from $111.8 million at September 30, 2016. Certificates of deposit increased $9.0 million, or 6.2%, to $155.6 million at December 31, 2016 from $146.5 million at September 30, 2016.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions.

Short Term Advances from FHLB. Short-term advances from the FHLB were zero at both December 31, 2016 and September 30, 2016. We anticipate continuing to use short term advances to fund a portion of our growth as needed.

Long Term Advances from FHLB. Long-term advances from the FHLB were unchanged at $20.0 million at December 31, 2016 and September 30, 2016.

Advance Payments By Borrowers For Property Taxes and Insurance.  Advance payments by borrowers for property taxes and insurance decreased by $4.9 million, or 89.9%, to $550,000 at December 31, 2016 from $5.5 million at September 30, 2016 due to seasonal disbursements to customers in December 2016 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity decreased $1.3 million to $78.3 million at December 31, 2016 from $79.6 million at September 30, 2016.  The decrease resulted primarily from a decrease in other comprehensive income of $1.9 million and the repurchase of 29,200 shares of common stock for $618,000 during the quarterly period ended December 31, 2016, offset by net income of $747,000 during the same period, the allocation of ESOP shares of $207,000 and stock based compensation expense of $198,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016:
Real estate loans:
Single family	8	$655	3	$400	5	$326	16	$1,381
Multi-family	1	16	—	—	—	—	1	16
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	9	671	3	400	5	326	17	1,397
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	10	107	2	12	9	138	21	257
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	10	107	2	12	10	165	22	284
Total	19	$778	5	$412	15	$491	39	$1,681
At September 30, 2016:
Real estate loans:
Single family	5	$239	3	$426	2	$73	10	$738
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	239	3	426	2	73	10	738
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	3	11	4	39	7	149	14	199
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	3	11	4	39	8	176	15	226
Total	8	$250	7	$465	10	$249	25	$964

Classified Assets

The following table details the Company’s classified and Special Mention loans and assets as graded by the Company at the dates indicated:

	At December 31, 2016	At September 30, 2016
	(In thousands)
Classified Loans:
Doubtful	$—	$—
Substandard — performing:
Real estate loans:
Single family	1,480	1,418
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	836	—
Construction and land	1	2
Total real estate loans	2,317	1,420
Commercial business loans	534	—
Consumer loans:
Home equity lines of credit	67	68
Other consumer loans	—	—
Total consumer loans	67	68
Total substandard — performing	2,918	1,488
Substandard — Nonperforming:
Real estate loans:
Single family	518	337
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate loans	518	337
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	27	27
Other consumer loans	—	—
Total consumer loans	27	27
Total substandard — nonperforming	545	364
Total classified loans	3,463	1,852
Foreclosed real estate	—	99
Total classified assets	$3,463	$1,951
Special mention:
Real estate loans:
Single family	$—	$—
Multi-family	—	—
Commercial real estate - non-owner occupied	—	396
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate loans	—	396
Commercial business loans	—	214
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	—	610
Total classified assets and special mention loans	$3,463	$2,561

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

	At December 31, 2016	At September 30, 2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Single family	$518	$338
Multi family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate	518	338
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	35	36
Education	150	188
Other consumer loans	—	—
Total consumer loans	185	224
Total nonaccrual loans (1)	703	562
Loans greater than 90 days delinquent and still accruing:
Total delinquent loans accruing	—	—
Total non-performing loans	703	562
Foreclosed assets:
Single family	—	99
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Home equity line of credit	—	—
Total foreclosed assets	—	99
Total nonperforming assets	$703	$661

Performing troubled debt restructurings	$2,719	$3,021

Ratios:
Nonperforming loans to total loans	0.13%	0.10%
Nonperforming assets to total assets	0.10%	0.09%
Nonperforming assets and troubled debt restructurings to total assets	0.47%	0.52%
_______________________

(1)	There were no troubled debt restructurings that were on non-accrual status at December 31, 2016 or September 30, 2016.

The increase in Substandard loans resulted primarily from the downgrade of a commercial loan relationship during the quarter due to evidence of deterioration of the borrower's financial condition and performance. These loans are performing in accordance with their terms and are not considered to be impaired at December 31, 2016.

The increase in delinquent loans and non-performing assets at December 31, 2016, from their balances at September 30, 2016, was primarily due to a modest increase in past due single family loans.

Interest income that would have been recorded for the three months ended December 31, 2016, had non-accruing loans been current according to their original terms, amounted to approximately $9,000.  There was $2,000 in interest related to these loans included in interest income for the three months ended December 31, 2016.

Other Loans of Concern.   There were no other loans at December 31, 2016 that are not already disclosed where there is information about possible credit problems of borrowers available to our management that would cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that are reasonably likely to result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and December 31, 2015

General.  Net income for the three months ended December 31, 2016 was $747,000 compared to $1.0 million for the three months ended December 31, 2015. The decrease in net income of $292,000 was due primarily to increases in noninterest expenses of $668,000 and our provision for loan losses of $50,000, which were offset by increases in net interest margin of $202,000 and noninterest income of $3,000 and a decrease in income tax expense of $227,000.

Interest and Dividend Income. Interest and dividend income increased $329,000, or 5.9%, to $5.9 million for the three months ended December 31, 2016 from $5.6 million for the three months ended December 31, 2015. This increase was attributable to an increase of $279,000 in interest income on loans receivable and $50,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $51.9 million, or 8.8%, to $639.5 million for the three months ended December 31, 2016 from $587.6 million for the three months ended December 31, 2015. The yield on average interest-earning assets decreased by 7 basis points to 3.75% for the three months ended December 31, 2016 from 3.82% for the three months ended December 31, 2015.

The average balance of loans increased $35.1 million to $530.8 million for the three months ended December 31, 2016 from $495.7 million for the three months ended December 31, 2015. The average yield on loans decreased by 6 basis points to 4.07% for the three months ended December 31, 2016 from 4.13% for the three months ended December 31, 2015.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities increased by $16.9 million, or 20.0%, to $101.2 million for the three months ended December 31, 2016 from $84.4 million for the three months ended December 31, 2015, while the average yield on investment securities was unchanged at 2.21% for the three months ended December 31, 2016 compared to 2.21% for the three months ended December 31, 2015.

Interest Expense. Total interest expense increased $127,000, or 21.5%, to $717,000 for the three months ended December 31, 2016 from $590,000 for the three months ended December 31, 2015.  Interest expense on deposit accounts increased $109,000 to $667,000 for the three months ended December 31, 2016 from $558,000 for the three months ended December 31, 2015.

The average balance of deposits and interest-bearing liabilities increased $45.6 million, or 7.9%, to $621.5 million for the three months ended December 31, 2016 from $575.9 million for the three months ended December 31, 2015. The average cost of deposits and interest-bearing liabilities increased 5 basis points to 0.46% for the three months ended December 31, 2016 from 0.41% for the three months ended December 31, 2015.

The average balance of interest bearing deposits increased $44.0 million to $483.6 million for the three months ended December 31, 2016 from $439.6 million for the three months ended December 31, 2015, and the average cost of interest bearing deposits increased 4 basis points to 0.55% from 0.51%. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $26.7 million and the average balance of lower cost checking, savings and money market accounts increasing by only $17.3 million. Additionally, the average balance of non-interest bearing demand deposits increased by $8.9 million which helped hold the increase in our overall cost of deposits to only 3 basis points.

Interest expense on FHLB advances increased $18,000 to $50,000 for the three months ended December 31, 2016 from $32,000 for the three months ended December 31, 2015. The increase was due to an increase in the average cost of FHLB advances of 53 basis points to 0.99% for the three months ended December 31, 2016 from 0.46% for the three months ended December 31, 2015. The increase in the average cost was partially offset by a decrease in the average balance of FHLB advances of $7.3 million for the three months ended December 31, 2016. This increase in the average cost resulted from an increase in average long-term FHLB advances to $20.0 million for the three months ended December 31, 2016 from $7.0 million for the three months ended December 31, 2015.

Net Interest Income. Net interest income increased $202,000, or 4.0%, to $5.2 million for the three months ended December 31, 2016 from $5.0 million for the three months ended December 31, 2015.  Our net interest margin decreased by 12 basis points to 3.30% for the three months ended December 31, 2016 from 3.42% for the three months ended December 31, 2015.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. Our net interest margin was also impacted by an increase in the cost of deposits and interest-bearing liabilities.

Provision for Loan Losses.  We recorded a provision for loan losses of $200,000 for the three months ended December 31, 2016 compared to $150,000 for the three months ended December 31, 2015.  The increase in the provision resulted from growth in the loan portfolio compared to the prior year period, offset by the improvement in our charge-off experience compared to the prior year period. The allowance for loan losses was $5.5 million, or 0.99% of total loans, at December 31, 2016, compared to $5.2 million, or 0.97% of total loans, at September 30, 2016, and $4.7 million, or 0.95% of total loans, at December 31, 2015.

Total nonperforming loans were $703,000, or 0.13% of total loans, at December 31, 2016, compared to $562,000, or 0.10% of total loans, at September 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 775.4% at December 31, 2016, compared to 933.1% at September 30, 2016.

Total classified loans were $3.5 million at December 31, 2016, compared to $1.9 million at September 30, 2016, and $2.3 million at December 31, 2015.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2016 and September 30, 2016.

Non-Interest Income.  Non-interest income increased $3,000, or 0.2%, to $1.7 million for the three months ended December 31, 2016 from $1.7 million for the three months ended December 31, 2015. This increase was primarily related to increases in each of gains on sales of loans of $88,000 and servicing fee income of $88,000, offset by decreases in each of service fees on deposit accounts of $89,000, other income of $56,000 and insurance and securities sales commissions of $30,000.

The increase in gain on sales of loans resulted from an increase in the volume of fixed rate mortgage loans sold on the secondary market during the quarter ended December 31, 2016. The increase in servicing fee income resulted primarily from the recovery of a portion of the valuation reserve on originated mortgage servicing rights as a result of the increase in market interest rates during the quarter. The decrease in service fees on deposit accounts resulted from lower interchange rates received on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in other income occurred because the 2015 quarter included a large prepayment penalty received on a commercial real estate loan. The decrease in insurance and securities sales commissions resulted from a reduced level of customer activity in this line of business.

Non-Interest Expense.  Non-interest expense increased $668,000, or 13.8%, to $5.5 million for the three months ended December 31, 2016, from $4.9 million for the three months ended December 31, 2015. This increase was primarily caused by increases in compensation and employee benefits of $578,000 and occupancy, furniture and equipment expense of $117,000. These increases were partially offset by a decrease in other expenses of $109,000 between the periods.

The increase in compensation and employee benefits resulted from an increase in the accrual for ESOP expense as we made an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016. The opening of our Madison loan production office in May 2016 resulted in increases to both compensation and employee benefits expense and occupancy, furniture and equipment expense between the periods. The decrease in other expense resulted from the reduction in real estate held for investment between the periods.

Provision for Income Taxes.  Income tax expense was $409,000 for the three months ended December 31, 2016, compared to $636,000 for the three months ended December 31, 2015.  The effective tax rate as a percent of pre-tax income was 35.4% and 38.0% for the three months ended December 31, 2016 and 2015, respectively. the decrease in the effective tax rate was the result of an increase in the average balance of tax-exempt securities to $28.5 million for the three months ended December 31, 2016 compared to $4.7 million for the three months ended December 31, 2015.

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

	For the Three Months Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$530,817	$5,396	4.07%	$495,742	$5,117	4.13%
Taxable securities	72,684	364	2.00	79,710	423	2.12
Securities exempt from federal income taxes(1)	28,534	194	2.72	4,658	44	3.78
Fed funds sold and other interest-earning deposits	7,452	36	1.93	7,440	26	1.40
Total interest-earning assets	639,487	5,990	3.75%	587,550	5,610	3.82%
Noninterest-earning assets	68,727			45,896
Total assets	$708,214			$633,446

Liabilities and stockholders' equity:
Non interest-bearing demand deposits	$117,650	$—	—%	$108,720	$—	—%

Checking accounts	146,705	124	0.34	140,131	99	0.28
Passbook and statement savings	134,132	46	0.14	128,298	45	0.14
Variable rate money market	52,403	37	0.28	47,522	50	0.42
Certificates of deposit	150,330	460	1.22	123,648	364	1.18
Total interest bearing deposits	483,570	667	0.55	439,599	558	0.51
Total deposits	601,220	667	0.44	548,319	558	0.41

Short-term FHLB advances	239	—	0.28	20,587	8	0.16
Long-term FHLB advances	20,000	50	1.00	6,956	24	1.38
Total FHLB advances	20,239	50	0.99	27,543	32	0.46

Total deposits and interest-bearing liabilities	621,459	717	0.46%	575,862	590	0.41%

Other liabilities	10,517			9,107
Total liabilities	631,976			584,969
Stockholders' equity	76,238			78,477
Total liabilities and stockholders' equity	$708,214			$663,446

Net interest income		$5,273			$5,020
Net interest rate spread			3.29%			3.41%
Net interest-earning assets	$18,028			$11,688
Net interest margin			3.30%			3.42%
Average of interest-earning assets to interest-bearing liabilities			102.90%			102.03%

(1)	Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% federal tax rate.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash used in operating activities was $3.6 million and $4.7 million for the three months ended December 31, 2016 and December 31, 2015, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $21.3 million and $8.9 million for the three months ended December 31, 2016 and December 31, 2015, respectively.  During the three months ended December 31, 2016, we purchased $15.2 million and sold $829,000 in securities held as available-for-sale, and during the three months ended December 31, 2015, we purchased $12.4 million and sold $5.2 million in securities held as available-for-sale.  Net cash provided by financing activities was $37.3 million and $37.2 million for the three months ended December 31, 2016 and December 31, 2015, respectively, and consisted principally of increases in deposit accounts and net FHLB borrowings offset by the purchase of Company stock.

At December, 2016, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $72.0 million, or 10.17% of adjusted total assets, which is above the well-capitalized level of $35.4 million, or 5.00%; Common Equity Tier 1 capital of $72.0 million, or 12.1% of risk-weighted assets, which is above the well-capitalized level of $38.7 million, or 6.50%; Tier 1 capital of $72.0 million, or 12.10% of risk-weighted assets, which is above the well-capitalized level of $47.6 million, or 8.00%; and total risk-based capital of $77.5 million, or 13.01% of risk-weighted assets, which is above the well-capitalized level of $59.5 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at December 31, 2016 under all Prompt Corrective Action Provisions as determined by the OCC, our primary regulator.

At December 31, 2016, we had outstanding commitments to originate loans of $24.7 million, unused commercial lines of credit of $70.0 million, unused home equity lines of credit of $27.0 million, and stand-by letters of credit of $1.1 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from December 31, 2016 totaled $72.3 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016 at reaching a level of reasonable assurance.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2016, we were not involved in any legal proceedings, the outcome of which, in our reasonable opinion, would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On February 9, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of December 31, 2016, 160,972 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended December 31, 2016.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2016	—	$—	—	291,134
November 1 - November 30, 2016	—	—	—	291,134
December 1 - December 31, 2016	29,200	21.16	29,200	261,934
Total	29,200	$21.16	29,200
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

Date: January 24, 2017

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_
* - This certification is not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended.
______________________________________