Form 10-Q
period 2017-03-31
Westbury Bancorp, Inc.
filed 2017-04-28
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒
Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.
There were 4,037,626 shares of Common Stock, par value $.01 per share, outstanding as of April 28, 2017.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2017 and September 30, 2016
(In Thousands, except share data)

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Cash and due from banks	$25,705	$19,125
Interest-earning deposits	18,381	10,488
Cash and cash equivalents	44,086	29,613
Securities available-for-sale	115,208	93,772
Securities held to maturity, at amortized cost ($2,324 and $2,392 fair value at March 31, 2017 and September 30, 2016, respectively)	2,293	2,293
Loans held for sale, at lower of cost or fair value	277	1,881
Loans, net of allowance for loan losses of $5,560 and $5,244 at March 31, 2017 and September 30, 2016, respectively	551,611	533,759
Federal Home Loan Bank stock, at cost	1,301	1,330
Foreclosed real estate	—	99
Office properties and equipment, net	15,573	15,410
Cash surrender value of bank-owned life insurance	14,455	14,233
Mortgage servicing rights	834	800
Deferred tax asset	5,564	5,425
Other assets	4,339	4,010
Total assets	$755,541	$702,625
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$645,313	$591,977
Long-term advances from Federal Home Loan Bank	20,000	20,000
Advance payments by borrowers for property taxes and insurance	1,818	5,455
Other liabilities	9,330	5,564
Total liabilities	676,461	622,996
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,354,315 and 5,347,641 shares issued at March 31, 2017 and September 30, 2016, respectively	54	54
Additional paid-in capital	52,182	51,463
Retained earnings	53,678	52,185
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,983)	(3,188)
Accumulated other comprehensive gain (loss)	(996)	561
Less common stock repurchased, 1,314,789 and 1,249,123 shares at cost, at March 31, 2017 and September 30, 2016, respectively	(22,855)	(21,446)
Total stockholders’ equity	79,080	79,629
Total liabilities and stockholders’ equity	$755,541	$702,625

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc and Subsidiary

Consolidated Statements of Operations
Three and Six Months Ended March 31, 2017 and 2016 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest and dividend income:
Loans	$5,465	$5,166	$10,861	$10,283
Investments - nontaxable	143	23	271	52
Investments - taxable	431	479	795	902
Interest bearing deposits	54	37	90	63
Total interest and dividend income	6,093	5,705	12,017	11,300
Interest expense:
Deposits	735	579	1,402	1,137
Short-term advances from the Federal Home Loan Bank	9	15	9	23
Long-term advances from the Federal Home Loan Bank	51	47	101	71
Total interest expense	795	641	1,512	1,231
Net interest income before provision for loan losses	5,298	5,064	10,505	10,069
Provision for loan losses	100	125	300	275
Net interest income after provision for loan losses	5,198	4,939	10,205	9,794
Noninterest income:
Service fees on deposit accounts	932	947	1,921	2,025
Gain on sales of loans, net	67	135	282	262
Servicing fee income, net of amortization and impairment	72	17	197	54
Insurance and securities sales commissions	59	59	102	132
Gain on sales of securities	—	9	4	11
Gain on sales of other assets	—	1	—	1
Increase in cash surrender value of bank-owned life insurance	108	110	222	220
Rental income from real estate operations	110	113	213	226
Other income	94	109	169	240
Total noninterest income	1,442	1,500	3,110	3,171
Noninterest expenses:
Compensation and employee benefits	2,806	2,542	5,748	4,906
Occupancy, furniture and equipment	623	443	1,159	862
Data processing	856	772	1,662	1,519
Accounting, legal and other professional fees	325	260	618	528
FDIC insurance premiums	101	103	203	207
Other expenses	726	881	1,566	1,830
Total noninterest expenses	5,437	5,001	10,956	9,852
Income before income tax expense	1,203	1,438	2,359	3,113
Income tax expense	457	565	866	1,201
Net income	$746	$873	$1,493	$1,912
Earnings per share:
Basic	$0.21	$0.23	$0.41	$0.51
Diluted	$0.20	$0.23	$0.40	$0.50
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended March 31, 2017 and 2016
(Unaudited)
(In Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$746	$873	$1,493	$1,912
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available-for-sale securities	484	1,574	(2,558)	605
Reclassification adjustment for realized gains included in net income	—	(9)	(4)	(11)
Other comprehensive income (loss), before tax	484	1,565	(2,562)	594
Income tax (expense) benefit related to items of other comprehensive income (loss)	(190)	(613)	1,005	(232)
Other comprehensive income (loss), net of tax	294	952	(1,557)	362
Comprehensive income (loss)	$1,040	$1,825	$(64)	$2,274

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended March 31, 2017 and 2016
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2016	$—	$54	$51,463	$52,185	$(3,188)	$561	$(21,446)	$79,629
Net income	—	—	—	1,493	—	—	—	1,493
Other comprehensive loss, net of tax	—	—	—	—	—	(1,557)	—	(1,557)
Repurchase of 65,666 common stock shares	—	—	—	—	—	—	(1,409)	(1,409)
Exercise of 5,896 stock options	—	—	92	—	—	—	—	92
Stock based compensation expense	—	—	411	—	—	—	—	411
Allocation, or commitment to be allocated, of 20,570 shares by ESOP	—	—	216	—	205	—	—	421
Balance, March 31, 2017	$—	$54	$52,182	$53,678	$(2,983)	$(996)	$(22,855)	$79,080

Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812
Net income	—	—	—	1,912	—	—	—	1,912
Other comprehensive income, net of tax	—	—	—	—	—	362	—	362
Repurchase of 170,632 common stock shares	—	—	—	—	—	—	(3,242)	(3,242)
Exercise of 4,298 stock options	—	—	64	—	—	—	—	64
Stock based compensation expense	—	—	417	—	—	—	—	417
Allocation,or commitment to be allocated, of 15,427 shares by ESOP	—	—	129	—	154	—	—	283
Balance, March 31, 2016	$—	$53	$50,755	$50,626	$(3,394)	$714	$(20,146)	$78,608

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Six Months Ended March 31, 2017 and 2016 (Unaudited)
(In Thousands)
	Six Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$1,493	$1,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	300	275
Depreciation and amortization	450	383
Depreciation on real estate held for investment	—	44
Net amortization of securities premiums and discounts	409	205
Amortization and impairment of mortgage servicing rights	(34)	146
Gain on sales of available-for-sale securities	(4)	(11)
Gain on sales of other assets	—	(1)
Write-down of real estate held-for-sale	—	47
(Gain) loss on sale of foreclosed real estate	3	(21)
Write-down of foreclosed real estate	9	26
Loans originated for sale	(15,600)	(17,004)
Proceeds from sale of loans	17,486	17,089
Gain on sale of loans, net	(282)	(262)
ESOP compensation expense	421	283
Stock based compensation expense	411	417
Deferred income taxes	866	1,202
Increase in cash surrender value of life insurance	(222)	(220)
Net change in:
Other assets	(329)	(650)
Other liabilities and advance payments by borrowers for property taxes and insurance	129	(4,815)
Net cash provided by (used in) operating activities	5,506	(955)
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(30,378)	(16,272)
Proceeds from sales of securities available-for-sale	829	8,740
Proceeds from maturities, prepayments, and calls of securities available-for-sale	5,146	6,282
Purchases of real estate held for investment	—	(18)
Proceeds from sale of real estate held for investment	—	185
Redemption of FHLB stock	29	—
Net increase in loans	(18,152)	(15,650)
Purchase of bank-owned life insurance	—	(637)
Purchases of office properties and equipment	(613)	(141)
Proceeds from sales of real estate held-for-sale	—	27
Proceeds from sales of foreclosed real estate	87	278
Net cash used in investing activities	(43,052)	(17,206)
Cash Flows From Financing Activities
Net increase in deposits	53,336	19,197
Proceeds from long-term Federal Home Loan Bank advances	—	20,000
Net proceeds of short-term Federal Home Loan Bank advances	—	(18,000)
Proceeds from exercise of stock options	92	64
Repurchase of common stock	(1,409)	(3,242)
Net cash provided by financing activities	52,019	18,019
Net increase (decrease) in cash and cash equivalents	14,473	(142)
Cash and cash equivalents at beginning of period	29,613	16,488
Cash and cash equivalents at end of period	$44,086	$16,346

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$1,511	$1,231

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of March 31, 2017 and September 30, 2016 and the results of operations and cash flows for the interim periods ended March 31, 2017 and 2016.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016.

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

In March 2017, the FASB issued ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20). ASU 2017-08 is intended to amend the amortization period for certain purchased callable debt securities held at a premium. Under ASU 2017-08, the FASB is shortening the amortization period for the premium to the earliest call date. Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument. ASU 2017-08 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$746	$873	$1,493	$1,912
Basic potential common shares:
Weighted average shares outstanding	3,936,596	4,073,133	3,955,400	4,118,040
Weighted average unallocated ESOP shares	(305,130)	(346,266)	(310,329)	(349,713)
Basic weighted average shares outstanding	3,631,466	3,726,867	3,645,071	3,768,327
Dilutive effect of equity awards	99,009	53,290	90,125	47,662
Diluted weighted average shares outstanding	3,730,475	3,780,157	3,735,196	3,815,989
Basic income per share	$0.21	$0.23	$0.41	$0.51
Diluted income per share	$0.20	$0.23	$0.40	$0.50

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$25	$—	$—	$25
U.S. Government agency residential mortgage-backed securities	51,780	132	(809)	51,103
U.S. Government agency collateralized mortgage obligations	5,708	11	(113)	5,606
U.S. Government agency commercial mortgage-backed securities	15,452	20	(53)	15,419
Municipal securities-tax exempt	31,147	30	(837)	30,340
Municipal securities-taxable	12,735	43	(63)	12,715
Total Available for Sale	116,847	236	(1,875)	115,208
Held to Maturity
Municipal securities-tax exempt	2,293	32	(1)	2,324
Total Investment Securities	$119,140	$268	$(1,876)	$117,532

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	40,289	504	(43)	40,750
U.S. Government agency collateralized mortgage obligations	2,674	24	(18)	2,680
U.S. Government agency commercial mortgage-backed securities	11,376	150	—	11,526
Municipal securities-tax exempt	25,730	51	(99)	25,682
Municipal securities-taxable	12,756	358	(5)	13,109
Total Available for Sale	92,849	1,088	(165)	93,772
Held to Maturity
Municipal securities-tax exempt	2,293	99	—	2,392
Total Investment Securities	$95,142	$1,187	$(165)	$96,164

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity, at March 31, 2017 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	March 31, 2017
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$920	$922
Due after one year through five years	13,677	13,654
Due after five years through ten years	23,609	22,952
Due after ten years	5,701	5,552
U.S. Government agency residential mortgage-backed securities	51,780	51,103
U.S. Government agency collateralized mortgage obligations	5,708	5,606
U.S. Government agency commercial mortgage-backed securities	15,452	15,419
	116,847	115,208

Held to maturity:
Due in one year or less	168	168
Due after one year through five years	703	705
Due after five years through ten years	982	999
Due after ten years	440	452
	2,293	2,324
Total	$119,140	$117,532

Proceeds from sales of securities available for sale during the three months ended March 31, 2017 and 2016, were zero and $3,521, respectively. Gross realized gains, during the three months ended March 31, 2017 and 2016, on these sales amounted to zero and $11, respectively. Gross realized losses on these sales were zero and $2, during the three months ended March 31, 2017 and 2016, respectively.

Proceeds from sales of securities available for sale during the six months ended March 31, 2017 and 2016, were $829 and $8,740, respectively. Gross realized gains, during the six months ended March 31, 2017 and 2016, on these sales amounted to $4 and $23, respectively. Gross realized losses on these sales were zero and $12, during the six months ended March 31, 2017 and 2016, respectively.

Securities with carrying values of $35,741 and $24,364 at March 31, 2017 and September 30, 2016, respectively, were pledged for purposes required or permitted by law.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	36,078	(762)	2,697	(47)	38,775	(809)
U.S. Government agency collateralized mortgage obligations	2,497	(79)	512	(34)	3,009	(113)
U.S Government agency commercial mortgage-backed securities	11,603	(53)	—	—	11,603	(53)
Municipal securities-tax exempt	24,748	(837)	—	—	24,748	(837)
Municipal securities-taxable	6,091	(63)	—	—	6,091	(63)
Total Available for Sale	$81,017	$(1,794)	$3,209	$(81)	$84,226	$(1,875)
Held to Maturity
Municipal securities-tax exempt	345	(1)	—	—	345	(1)
Total Investment Securities	$81,362	$(1,795)	$3,209	$(81)	$84,571	$(1,876)

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	2,726	(5)	3,020	(38)	5,746	(43)
U.S. Government agency collateralized mortgage obligations	—	—	576	(18)	576	(18)
U.S. Government agency commercial mortgage-backed securities	—	—	—	—	—	—
Municipal securities-tax exempt	18,314	(99)	—	—	18,314	(99)
Municipal securities-taxable	550	(5)	—	—	550	(5)
Total Available for Sale	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)
Held to Maturity
Municipal securities-tax exempt	—	—	—	—	—	—
Total Investment Securities	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)

At March 31, 2017, the investment portfolio included 5 securities available-for-sale, which had been in an unrealized loss position for greater than twelve months, and 135 securities available-for-sale and 2 securities held-to-maturity, which had been in an unrealized loss position for less than twelve months. At September 30, 2016, the investment portfolio included 5 securities available-for-sale, which had been in an unrealized loss position for greater than twelve months, and 58 securities available-for-sale, which had been in an unrealized loss position for less than twelve months.

These securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary. In addition, the Company does not intend to sell these investment securities prior to a period of time sufficient to allow for anticipated recovery. The Company does not have any current requirement to sell its investment in any issuer prior to any anticipated recovery in fair value.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans as of the dates indicated follows:

	March 31, 2017	September 30, 2016
Real estate:
Single family	$160,989	$158,541
Multifamily	117,384	123,623
Commercial real estate non-owner occupied	127,238	117,971
Commercial real estate owner occupied	73,534	63,108
Construction and land development	17,197	16,230
Total real estate	496,342	479,473
Commercial business	43,649	40,836
Consumer:
Home equity lines of credit	13,836	14,969
Education	3,108	3,401
Other	377	462
Total consumer	17,321	18,832
Total loans	557,312	539,141
Less:
Net deferred loan fees	141	138
Allowance for loan losses	5,560	5,244
Net loans	$551,611	$533,759

The following tables present the contractual aging of the Company's recorded investment in past due loans by class of loans as of March 31, 2017 and September 30, 2016:

March 31, 2017	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$159,825	$799	$—	$365	$160,989
Multifamily	117,384	—	—	—	117,384
Commercial real estate non-owner occupied	127,238	—	—	—	127,238
Commercial real estate owner occupied	73,534	—	—	—	73,534
Construction and land development	17,197	—	—	—	17,197
Commercial business	43,649	—	—	—	43,649
Consumer and other:
Home equity lines of credit	13,809	—	—	27	13,836
Education	2,961	48	39	60	3,108
Other	377	—	—	—	377
	$555,974	$847	$39	$452	$557,312

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Single family	$157,803	$239	$426	$73	$158,541
Multifamily	123,623	—	—	—	123,623
Commercial real estate non-owner occupied	117,971	—	—	—	117,971
Commercial real estate owner occupied	63,108	—	—	—	63,108
Construction and land development	16,230	—	—	—	16,230
Commercial business	40,836	—	—	—	40,836
Consumer and other:
Home equity lines of credit	14,942	—	—	27	14,969
Education	3,202	11	39	149	3,401
Other	462	—	—	—	462
	$538,177	$250	$465	$249	$539,141

There were no loans past due ninety days or more and still accruing interest as of March 31, 2017 and September 30, 2016.

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Single family	$381	$338
Multifamily	—	—
Commercial real estate non-owner occupied	—	—
Commercial real estate owner occupied	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	35	36
Education	99	188
Other	—	—
	$515	$562

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging of our loan portfolio as of March 31, 2017 and September 30, 2016:

March 31, 2017	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$158,778	$605	$—	$1,606	$—	$160,989
Multifamily	115,685	1,699	—	—	—	117,384
Commercial real estate non-owner occupied	126,182	1,056	—	—	—	127,238
Commercial real estate owner occupied	70,499	2,207	—	828	—	73,534
Construction and land development	17,196	—	—	1	—	17,197
Commercial business	34,359	5,393	—	3,897	—	43,649
Consumer and other:
Home equity lines of credit	13,743	—	—	93	—	13,836
Education	3,108	—	—	—	—	3,108
Other	377	—	—	—	—	377
Total	$539,927	$10,960	$—	$6,425	$—	$557,312

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Single family	$156,042	$744	$—	$1,755	$—	$158,541
Multifamily	121,878	1,745	—	—	—	123,623
Commercial real estate non-owner occupied	116,880	695	396	—	—	117,971
Commercial real estate owner occupied	59,993	3,115	—	—	—	63,108
Construction and land development	16,228	—	—	2	—	16,230
Commercial business	31,677	8,945	214	—	—	40,836
Consumer and other:
Home equity lines of credit	14,874	—	—	95	—	14,969
Education	3,401	—	—	—	—	3,401
Other	462	—	—	—	—	462
	$521,435	$15,244	$610	$1,852	$—	$539,141

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended March 31, 2017 and 2016:

Three Months Ended March 31, 2017	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$923	$983	$1,584	$942	$403	$544	$72	$5,451
Provision for loan losses	7	(127)	(99)	190	(64)	197	(4)	100
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	2	1	9
Ending balance	$930	$856	$1,485	$1,138	$339	$743	$69	$5,560
Period-ended amount allocated for:
Individually evaluated for impairment	$2	$—	$—	$—	$—	$—	$51	$53
Collectively evaluated for impairment	928	856	1,485	1,138	339	743	18	5,507
Ending balance	$930	$856	$1,485	$1,138	$339	$743	$69	$5,560
Loans:
Individually evaluated for impairment	$1,414	$1,699	$—	$—	$—	$—	$86	$3,199
Collectively evaluated for impairment	159,575	115,685	127,238	73,534	17,197	43,649	17,235	554,113
Ending balance	$160,989	$117,384	$127,238	$73,534	$17,197	$43,649	$17,321	$557,312

Three Months Ended March 31, 2016	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,031	$1,340	$1,122	$530	$344	$302	$78	$4,747
Provision for loan losses	44	(160)	99	49	(9)	113	(11)	125
Loans charged-off	(30)	—	—	—	—	—	—	(30)
Recoveries	13	—	—	1	—	5	2	21
Ending balance	$1,058	$1,180	$1,221	$580	$335	$420	$69	$4,863
Period-ended amount allocated for:
Individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$54	$57
Collectively evaluated for impairment	1,055	1,180	1,221	580	335	420	15	4,806
Ending balance	$1,058	$1,180	$1,221	$580	$335	$420	$69	$4,863
Loans:
Individually evaluated for impairment	$1,736	$1,789	$—	$—	$—	$—	$92	$3,617
Collectively evaluated for impairment	150,756	119,351	116,420	49,647	17,250	38,110	18,755	510,289
Ending balance	$152,492	$121,140	$116,420	$49,647	$17,250	$38,110	$18,847	$513,906

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

 The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the six months ended March 31, 2017 and 2016:

Six Months Ended March 31, 2017	Single Family	Multifamily	Commercial Real Estate -Non-owner Occupied	Commercial Real Estate -Owner- Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244
Provision for loan losses	(50)	(159)	(34)	319	(5)	236	(7)	300
Loans charged-off	—	—	—	—	—	—	—	—
Recoveries	—	—	—	6	—	7	3	16
Ending balance	$930	$856	$1,485	$1,138	$339	$743	$69	$5,560
Period-ended amount allocated for:
Individually evaluated for impairment	$2	$—	$—	$—	$—	$—	$51	$53
Collectively evaluated for impairment	928	856	1,485	1,138	339	743	18	5,507
Ending balance	$930	$856	$1,485	$1,138	$339	$743	$69	$5,560
Loans:
Individually evaluated for impairment	$1,414	$1,699	$—	$—	$—	$—	$86	$3,199
Collectively evaluated for impairment	159,575	115,685	127,238	73,534	17,197	43,649	17,235	554,113
Ending balance	$160,989	$117,384	$127,238	$73,534	$17,197	$43,649	$17,321	$557,312

Six Months Ended March 31, 2016	Single Family	Multifamily	Commercial Real Estate -Non-owner Occupied	Commercial Real Estate -Owner- Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598
Provision for loan losses	2	167	129	66	5	(87)	(7)	275
Loans charged-off	(30)	—	—	—	—	—	(10)	(40)
Recoveries	13	—	1	1	—	9	6	30
Ending balance	$1,058	$1,180	$1,221	$580	$335	$420	$69	$4,863
Period-ended amount allocated for:
Individually evaluated for impairment	$3	$—	$—	$—	$—	$—	$54	$57
Collectively evaluated for impairment	1,055	1,180	1,221	580	335	420	15	4,806
Ending balance	$1,058	$1,180	$1,221	$580	$335	$420	$69	$4,863
Loans:
Individually evaluated for impairment	$1,736	$1,789	$—	$—	$—	$—	$92	$3,617
Collectively evaluated for impairment	150,756	119,351	116,420	49,647	17,250	38,110	18,755	510,289
Ending balance	$152,492	$121,140	$116,420	$49,647	$17,250	$38,110	$18,847	$513,906

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and six month periods ended March 31, 2017 and 2016.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans by loan category.  The interest income recognized column represents all interest income on a loan reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Six months ended
March 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,273	$1,142	$—	$1,158	$12	$1,257	$25
Multifamily	1,733	1,699	—	1,711	18	1,722	36
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	4	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	113	35	—	35	—	35	—
With an allowance recorded:
Single family	272	272	2	273	4	182	9
Multifamily	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	51	51	51	51	1	51	1
	$3,446	$3,199	$53	$3,228	$35	$3,247	$71

				Three months ended		Six months ended
March 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,573	$1,425	$—	$1,310	$14	$1,267	$28
Multifamily	1,854	1,789	—	1,803	19	1,812	38
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	116	38	—	39	—	82	—
With an allowance recorded:
Single family	311	311	3	361	3	378	7
Multifamily	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	54	54	54	55	1	55	2
	$3,908	$3,617	$57	$3,568	$37	$3,594	$75

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Troubled debt restructurings - accrual	$2,691	$3,021
Troubled debt restructurings - nonaccrual	—	—
	$2,691	$3,021

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or a lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three or six months ended March 31, 2017 and 2016.

There were no re-defaults of TDRs that occurred during the three or six months ended March 31, 2017 and 2016.

Certain of the Bank’s directors and executive officers are loan customers of the Bank.  As of March 31, 2017 and September 30, 2016, loans of approximately $9,899 and $7,813, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Six Months Ended March 31, 2017

Balance, beginning	$7,813
New loans originated	2,728
Draws on lines of credit	52
Principal repayments	(694)
Balance, ending	$9,899

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	March 31, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$116,162	18.00%	$111,841	18.89%
Interest bearing	142,311	22.05%	135,866	22.95%
	258,473	40.05%	247,707	41.84%
Passbook and Statement Savings	138,778	21.51%	133,155	22.50%
Variable Rate Money Market Accounts	70,094	10.86%	64,593	10.91%
Certificates of Deposit	177,968	27.58%	146,522	24.75%
	$645,313	100.00%	$591,977	100.00%

Certificate accounts equal to or over one hundred thousand dollars totaled $115,042 and $89,588 as of March 31, 2017 and September 30, 2016, respectively. Of these amounts, $38,674 and $26,154 are equal to or greater than two hundred fifty thousand dollars as of March 31, 2017 and September 30, 2016, respectively.

Note 7.                              Borrowings

The Bank maintains a master contract agreement with the Federal Home Loan Bank of Chicago (FHLB) that provides for borrowing of up to the maximum of 75 percent of the book value of the Bank’s first lien 1-4 family and multifamily real estate loans. The FHLB provides both fixed and floating rate advances. Floating rate advances are tied to short-term market rates of interest, such as LIBOR, Federal Funds or Treasury Bill rates. Fixed rate advances are priced in reference to market rates of interest at the time of the advance, namely the rates that the FHLB pays to borrowers at various maturities. In either case, interest is payable monthly with principal payable at maturity.

Advances are generally secured by a security agreement pledging a portion of the Bank’s residential real estate and multifamily loans. Pledged real estate mortgages, home equity lines of credit, and multifamily loans had a carrying value of $266,353 and $273,826 as of March 31, 2017, and September 30, 2016, respectively.

The Company had FHLB long-term advances with remaining contractual maturities greater than one year of $20,000 at each of March 31, 2017 and September 30, 2016. These advances are fixed rate/floating spread advances. This type of advance pays interest at a fixed rate adjusted quarterly by a spread which equals the difference between the FHLB three month advance index and three month LIBOR.

On January 19, 2017, the Company entered into a $4,000 unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.40%. As of March 31, 2017, there was no outstanding balance on the line of credit. The line is scheduled to mature on December 31, 2017.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Borrowings were as follows as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
FHLB advances:
Overnight advances	$—	—%	$—	—%
Long-term advances by year of maturity:
Year ended September 30, 2019	4,000	0.89	4,000	0.94
Year ended September 30, 2020	3,000	1.10	3,000	1.16
Year ended September 30, 2021	3,000	1.29	3,000	1.34
Year ended September 30, 2022	4,000	0.89	4,000	0.84
Year ended September 30, 2023	4,000	0.99	4,000	0.93
Year ended September 30, 2024	2,000	1.10	2,000	1.04
Total long-term FHLB advances	$20,000	1.02%	$20,000	1.02%

Line of credit	—	—	—	—

Note 8.                                 Regulatory Capital

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement is being phased in for the Bank beginning in January 2016 at 0.625% of risk-weighted assets and increases by the same amount each year until fully implemented in January 2019.

The OCC's prompt corrective action standards require the Bank, to be considered "well-capitalized", to maintain a CETI ratio of 6.5%, a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. As of March 31, 2017, the Bank met all these requirements, including the full capital conservation buffer.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The Bank’s actual capital amounts and ratios and those required by the regulatory standards are presented in the following tables. With respect to the capital conservation buffer, we have included the 1.250% increase for 2017 and the 0.625% increase for 2016 in our minimum capital adequacy ratios in the tables below.

At March 31, 2017	Actual		For Capital Adequacy Purposes Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$72,685	11.95%	$27,363	4.50%	$34,963	5.750%	$39,524	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	72,685	11.95%	36,483	6.00%	44,084	7.250%	48,644	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	78,245	12.87%	48,644	8.00%	56,245	9.250%	60,806	10.00%
Leverage (to adjusted total assets) - Westbury Bank	72,685	10.03%	28,987	4.00%	N/A	N/A	36,234	5.00%

At September 30, 2016	Actual		For Capital Adequacy Purposes Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets) - Westbury Bank	$71,383	12.61%	$25,472	4.50%	$29,010	5.125%	$36,793	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	71,383	12.61%	33,963	6.00%	37,500	6.625%	45,283	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	76,627	13.54%	45,283	8.00%	48,821	8.625%	56,604	10.00%
Leverage (to adjusted total assets) - Westbury Bank	71,383	10.23%	27,911	4.00%	N/A	N/A	34,889	5.00%

The following table reconciles the Bank’s stockholder's equity to regulatory capital as of March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Stockholder's equity of the Bank	$73,129	$73,332
Less: Unrealized (gain) loss on securities	997	(561)
Disallowed deferred tax assets	(1,441)	(1,388)
Tier 1, CETI and leverage capital	72,685	71,383
Plus: Allowable general valuation allowances	5,560	5,244
Total capital	$78,245	$76,627

Note 9.                          Commitments and Contingencies

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

The following off-balance sheet instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2017	September 30, 2016
Commitments to extend commercial and residential mortgage credit:
Fixed rate	$909	$2,013
Adjustable rate	5,992	1,442
Unused commercial loan lines of credit	100,390	68,752
Unused home equity line of credit	28,083	27,315
Standby letters of credit	1,619	1,076
Commitment to sell loans	277	1,881

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At March 31, 2017 and September 30, 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these commitments.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liabilities resulting from such proceedings would not have a material adverse effect on the Company's consolidated financial statements.

Note 10.                          Fair Value Measurements

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

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Assets and liabilities recorded at fair value on a recurring basis

The following table summarizes financial instruments measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
March 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	51,103	—	51,103	—
U.S. Government agency collateralized mortgage obligations	5,606	—	5,606	—
U.S. Government agency commercial mortgage-backed securities	15,419	—	15,419	—
Municipal securities-tax exempt	30,340	—	30,340	—
Municipal securities-taxable	12,715	—	12,715	—
Total securities available-for-sale	$115,208	$—	$115,208	$—
Derivatives	$—	$—	$—	$—

Liabilities
Derivatives	$—	$—	$—	$—

		Fair Value Measurements
September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	40,750	—	40,750	—
U.S. Government agency collateralized mortgage obligations	2,680	—	2,680	—
U.S. Government agency commercial mortgage-backed securities	11,526	—	11,526	—
Municipal securities-tax exempt	25,682	—	25,682	—
Municipal securities-taxable	13,109	—	13,109	—
Total securities available-for-sale	$93,772	$—	$93,772	$—
Derivatives	$98	$—	$98	$—

Liabilities
Derivatives	$98	$—	$98	$—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the six months ended March 31, 2017.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and, therefore, result in a transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $323 and $52 had a valuation allowance of $53 and $52 included in the allowance for loan losses to reflect their fair value as of March 31, 2017 and September 30, 2016, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of March 31, 2017, mortgage servicing rights with a carrying amount of $894 had a valuation allowance of $60 to reflect their fair value of $834.  As of September 30, 2016, mortgage servicing rights with a carrying amount of $1,012 had a valuation allowance of $212 to reflect their fair value of $800.

Assets and liabilities recorded at fair value on a non-recurring basis

		Fair Value Measurements
March 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$270	$—	$—	$270
Foreclosed real estate	—	—	—	—
Mortgage servicing rights	834	—	—	834

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

Deposits:  The fair value disclosed for interest-bearing and non-interest-bearing checking accounts, savings accounts, and money market accounts are equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  The fair values of fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities of the outstanding certificates of deposit.

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at either March 31, 2017 and September 30, 2016.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates noted below were as follows:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$44,086	$44,086	$44,086	$—	$—
Securities available for sale	115,208	115,208	—	115,208	—
Securities held to maturity	2,293	2,324	—	2,324	—
Loans held for sale, net	277	277	—	277	—
Loans, net	551,611	547,751	—	—	547,751
Federal Home Loan Bank stock	1,301	1,301	—	—	1,301
Mortgage servicing rights	834	834	—	—	834
Accrued interest receivable	2,351	2,351	2,351	—	—
Derivative asset	—	—	—	—	—
Financial liabilities:
Deposits	645,313	608,173	116,162	—	492,011
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	18,734	—	—	18,734
Advance payments by borrowers for property taxes and insurance	1,818	1,818	1,818	—	—
Accrued interest payable	6	6	6	—	—
Derivative liability	—	—	—	—	—

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

Note 11.                                 Employee Stock Ownership Plan

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4,100 from the Company and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The Bank makes contributions to the ESOP equal to or greater than the ESOP's debt service. Additional principal payments, which serve to pay down the debt and accelerate the release of unallocated ESOP shares to plan participants, may be made by the Bank at the discretion of its Board of Directors. An additional principal payment of $264 was made at December 31, 2016. The ESOP shares were pledged as collateral for its debt obligations to the Company. As the debt is repaid, shares are committed to be released from collateral and allocated to active participants at calendar year end, based on the proportion of debt service paid in the year. The debt repayment and release of shares generally occurs at December 31, the plan year end date. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the accompanying balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee.

As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the released shares, and the released shares become outstanding for earnings per share computations. During the three months ended March 31, 2017 and 2016, 10,285 and 10,285 shares were committed to be released, respectively. The total ESOP compensation expense recorded for the three months ended March 31, 2017 and 2016 was $214 and $192, respectively. During the six months ended March 31, 2017 and 2016, 20,570 and 15,427 shares were committed to be released, including 10,285 and 5,142, respectively, which were released and available for allocation at December 31, 2017 and 2016, respectively,

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

concurrent with the payment of the annual debt service on the ESOP loan. The total ESOP compensation expense recorded for the six months ended March 31, 2017 and 2016 was $421 and $283, respectively.

The ESOP shares as of March 31, 2017 and September 30, 2016 were as follows (in thousands, except share data):

	March 31, 2017	September 30, 2016

Allocated shares to active participants	93,754	52,773
Shares committed to be released	10,285	30,855
Unallocated shares	298,268	318,838
Total ESOP shares	402,307	402,466
Fair value of unallocated shares	$6,210	$6,227

Note 12. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Total cost of stock grant plan during the period	$146	$151	$280	$302
Total cost of stock option plan during the period	67	58	131	115
Total cost of share-based payment plans during the period	$213	$209	$411	417

Amount of related income tax benefit recognized in income	$84	$82	$161	$164

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance under the Plan of up to 203,665 restricted stock awards and up to 509,162 stock options. As of December 31, 2016 there were 5,536 restricted stock awards and 34,784 options available for future grants. At the Company's annual meeting of stockholders, held on February 15, 2017, the stockholders of the Company approved an amendment to the Plan authorizing 20,000 additional restricted stock awards and an additional 200,000 stock options available for issuance as awards under the Plan. As of March 31, 2017 there were 27,980 restricted stock awards and 238,910 options available for future grants.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table summarizes stock options outstanding for the three and six months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of December 31, 2016	464,185	$16.49
Granted	—	—
Exercised	5,896	15.49
Expired or canceled	300	17.43
Forfeited	3,826	15.20
Options outstanding as of March 31, 2017	454,163	$16.52	7.82	$1,953
Options exercisable as of March 31, 2017	131,373	$15.48	7.37	$701

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2016	474,132	$16.46
Granted	2,750	21.00
Exercised	5,896	15.49
Expired or canceled	450	17.4
Forfeited	16,373	15.92
Options outstanding as of March 31, 2017	454,163	$16.52	7.82	$1,953
Options exercisable as of March 31, 2017	131,373	$15.48	7.37	$701

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model based on certain assumptions. Expected volatility is based on historical volatility and the expectations of future volatility of Company shares. The risk free interest rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Since options were first awarded in June 2014 and the Company has had a minimal number of options exercised by participants in the Plan, the expected life of options is estimated based on the assumption that options will be exercised evenly throughout their life after vesting and represents the period of time that options granted are expected to remain outstanding.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following assumptions were used for options granted during the six months ended March 31:

	2017	2016
Risk-free interest rate	2.19%	1.71%
Expected volatility of Company's stock	15.74%	7.73%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the period	$5.14	$2.76

The total intrinsic value of options exercised during each of the six months ended March 31, 2017 and 2016 was $36 and $10, respectively. The total intrinsic value of options exercised during each of the three months ended March 31, 2017 and 2016 was $36 and $10, respectively.

The following is a summary of changes in restricted shares for the three and six months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at December 31, 2016	118,105	$15.60
Granted	—	—
Vested	1,222	15.20
Forfeited	2,444	15.20
Shares Outstanding at March 31, 2017	114,439	$15.61

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2016	114,883	$15.20
Granted	7,500	21.50
Vested	1,222	15.20
Forfeited	6,722	15.20
Shares Outstanding at March 31, 2017	114,439	$15.61

The total intrinsic value of restricted shares that vested during both of the three and six months ended March 31, 2017 and 2016 was $27 and zero, respectively.

As of March 31, 2017, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At March 31, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.7 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 13. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented for the periods indicated below:

Balance Sheets

	March 31,	September 30,
	2017	2016
Assets
Cash and interest bearing deposits	$137	$251
Investments	41	55
Loan to ESOP	3,094	3,620
Investment in subsidiary	75,247	75,872
Other assets	2,700	2,397
Total assets	$81,219	$82,195
Liabilities and Stockholders' Equity
Total liabilities	$20	$26
Stockholders' equity	81,199	82,169
Total liabilities and stockholders' equity	$81,219	$82,195

Statements of Operations

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest and other income	$30	$33	$62	$65
Interest and other expense	174	130	316	251
Loss before income tax benefit and equity in undistributed net income of subsidiary	(144)	(97)	(254)	(186)
Income tax benefit	(39)	(21)	(65)	(39)
Loss before equity in undistributed net income of subsidiary	(105)	(76)	(189)	(147)
Equity in undistributed net income of subsidiary	851	949	1,682	2,059
Net income	$746	$873	$1,493	$1,912

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Six Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net income	$1,493	$1,912
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiary	(1,682)	(2,059)
Net change in other liabilities	(6)	(56)
Net change in other assets	108	693
Net cash provided by (used in) operating activities	(87)	490

Cash Flows From Investing Activities
Sales and maturities of securities	14	40
Payments received on ESOP loan	526	158
Dividend received from bank subsidiary	750	2,000
Net cash provided by investing activities	1,290	2,198

Cash Flows From Financing Activities
Stock options exercised	92	64
Repurchase of common stock	(1,409)	(3,242)
Net cash used in financing activities	(1,317)	(3,178)
Net decrease in cash	(114)	(490)
Cash
Beginning of period	251	1,440
End of period	$137	$950

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.  We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report.

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

•
changes in laws or government regulations or policies affecting financial institutions, including changes in the regulations implementing the Dodd-Frank Act, the JOBS Act and similar future laws, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, and regulatory fees and compliance costs;

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

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

Total Assets.  Total assets increased by $52.9 million, or 7.5%, to $755.5 million at March 31, 2017 from $702.6 million at September 30, 2016.  The increase in total assets was primarily the result of an increase in cash and cash equivalents of $14.5 million, net loans of $17.9 million and securities available for sale of $21.4 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $14.5 million, or 48.9%, to $44.1 million at March 31, 2017 from $29.6 million at September 30, 2016. The increase was the result of normal fluctuations in cash and due from banks between those dates.

Net Loans.  Net loans increased by $17.9 million, or 3.3%, to $551.6 million at March 31, 2017 from $533.8 million at September 30, 2016.  Owner-occupied commercial real estate loans increased by $10.4 million, non-owner occupied commercial real estate loans by $9.3 million, commercial business loans by $2.8 million, single family loans by $2.4 million, and construction and land development loans by $1.0 million, which increases were offset by decreases in multifamily loans of $6.2 million and home equity lines of credit of $1.1 million. The increases in commercial loans and commercial real estate loans resulted from our continued efforts to grow these segments of the loan portfolio, particularly loans secured by owner-occupied properties. The increase in construction and land development loans resulted from progress draws related to partial completion of projects during the period. The decrease in multifamily loans resulted from anticipated loan payoffs while the decrease in home equity lines of credit was due to normal fluctuations in outstanding balances over the year to date period.

Investment Securities.  Investment securities available for sale increased $21.4 million, or 22.9%, to $115.2 million at March 31, 2017 from $93.8 million at September 30, 2016. Mortgage-backed securities and collateralized mortgage obligations increased $17.2 million and municipal securities increased $4.3 million between these dates. These changes occurred as we invested new deposit balances and repositioned the investment portfolio through normal portfolio management.

Net unrealized loss on securities increased by $2.6 million to $1.6 million at March 31, 2017 from a net unrealized gain of $923,000 at September 30, 2016, reflecting the effect of an increase in market interest rates after the November U.S. elections.  At March 31, 2017, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities and municipal securities. At March 31, 2017, investment securities classified as held to maturity consisted entirely of municipal securities.

The outstanding balances of investment securities held to maturity was unchanged at $2.3 million at March 31, 2017 and September 30, 2016.

Foreclosed Real Estate.  Foreclosed real estate decreased $99,000, or 100.0%, to zero at March 31, 2017 from $99,000 at September 30, 2016, as we sold $90,000 of foreclosed properties and recorded valuation adjustments of $9,000 during the six month period ended March 31, 2017.  At March 31, 2017, we held no foreclosed real estate.

Cash Surrender Value of Bank-Owned Life Insurance. Cash surrender value of bank-owned life insurance increased $222,000, or 1.6%, to $14.5 million at March 31, 2017 from $14.2 million at September 30, 2016.

Deferred Tax Asset. The deferred tax asset increased $139,000, or 2.6%, to $5.6 million at March 31, 2017 from $5.4 million at September 30, 2016, due to an increase in the deferred tax asset relating to unrealized losses on investment securities available for sale incurred during the six months ended March 31, 2017, offset by the accrual of income tax expense as a result of the Company recording taxable income for the period.

Deposits.  Deposits increased $53.3 million, or 9.0%, to $645.3 million at March 31, 2017 from $592.0 million at September 30, 2016.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $21.9 million, or 4.9%, to $467.3 million at March 31, 2017 from $445.5 million at September 30, 2016.  In particular, variable rate money market accounts increased by $5.5 million, or 8.5%, to $70.1 million at March 31, 2017 from $64.6 million at September 30, 2016 while noninterest bearing deposits increased by $4.3 million, or 3.9%, to $116.2 million at March 31, 2017 from $111.8 million at September 30, 2016. Certificates of deposit increased $31.4 million, or 21.5%, to $178.0 million at March 31, 2017 from $146.5 million at September 30, 2016.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions and through relationships with local municipalities.

Short Term Advances from FHLB. Short-term advances from the FHLB were zero at both March 31, 2017 and September 30, 2016. We anticipate continuing to use short term advances from time to time to manage liquidity.

Long Term Advances from FHLB. Long-term advances from the FHLB were unchanged at $20.0 million at March 31, 2017 and September 30, 2016.

Advance Payments By Borrowers For Property Taxes and Insurance.  Advance payments by borrowers for property taxes and insurance decreased by $3.6 million, or 66.7%, to $1.8 million at March 31, 2017 from $5.5 million at September 30, 2016 due to seasonal disbursements to customers in December 2016 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity decreased $549,000 to $79.1 million at March 31, 2017 from $79.6 million at September 30, 2016.  The decrease resulted primarily from a decrease in other comprehensive income of $1.6 million and the repurchase of 65,666 shares of common stock for $1.4 million during the quarterly period ended March 31, 2017, offset by net income of $1.5 million during the same period, the allocation of ESOP shares of $421,000 and stock based compensation expense of $411,000.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2017:
Real estate loans:
Single family	8	$799	—	$—	5	$365	13	$1,164
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	8	799	—	—	5	365	13	1,164
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	4	48	4	39	9	60	17	147
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	4	48	4	39	10	87	18	174
Total	12	$847	4	$39	15	$452	31	$1,338
At September 30, 2016:
Real estate loans:
Single family	5	$239	3	$426	2	$73	10	$738
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	239	3	426	2	73	10	738
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	3	11	4	39	7	149	14	199
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	3	11	4	39	8	176	15	226
Total	8	$250	7	$465	10	$249	25	$964

Classified Assets

The following table details the Company’s classified and Special Mention loans and assets as graded by the Company at the dates indicated:

	At March 31, 2017	At September 30, 2016
	(In thousands)
Classified Loans:
Doubtful	$—	$—
Substandard — performing:
Real estate loans:
Single family	1,225	1,418
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	828	—
Construction and land	1	2
Total real estate loans	2,054	1,420
Commercial business loans	3,897	—
Consumer loans:
Home equity lines of credit	66	68
Other consumer loans	—	—
Total consumer loans	66	68
Total substandard — performing	6,017	1,488
Substandard — Nonperforming:
Real estate loans:
Single family	381	337
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate loans	381	337
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	27	27
Other consumer loans	—	—
Total consumer loans	27	27
Total substandard — nonperforming	408	364
Total classified loans	6,425	1,852
Foreclosed real estate	—	99
Total classified assets	$6,425	$1,951
Special mention:
Real estate loans:
Single family	$—	$—
Multi-family	—	—
Commercial real estate - non-owner occupied	—	396
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate loans	—	396
Commercial business loans	—	214
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	—	610
Total classified assets and special mention loans	$6,425	$2,561

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

	At March 31, 2017	At September 30, 2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Single family	$381	$338
Multi family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate	381	338
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	35	36
Education	99	188
Other consumer loans	—	—
Total consumer loans	134	224
Total nonaccrual loans (1)	515	562
Loans greater than 90 days delinquent and still accruing:
Total delinquent loans accruing	—	—
Total non-performing loans	515	562
Foreclosed assets:
Single family	—	99
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Total foreclosed assets	—	99
Total nonperforming assets	$515	$661

Performing troubled debt restructurings	$2,691	$3,021

Ratios:
Nonperforming loans to total loans	0.09%	0.10%
Nonperforming assets to total assets	0.07%	0.09%
Nonperforming assets and troubled debt restructurings to total assets	0.42%	0.52%
_______________________

(1)	There were no troubled debt restructurings that were on non-accrual status at March 31, 2017 or September 30, 2016.

The increase in Substandard loans resulted primarily from the downgrade of two commercial loan relationships during the period due to evidence of deterioration of the borrower's financial condition and performance. These loans are performing in accordance with their terms and are not considered to be impaired at March 31, 2017.

The decrease in delinquent loans and non-performing assets at March 31, 2017, from their balances at September 30, 2016, was primarily due to the sale of a foreclosed single family home.

Interest income that would have been recorded for the three and six months ended March 31, 2017, had non-accruing loans been current according to their original terms, amounted to approximately $8,000 and $15,000, respectively.  There was $0 and $2,000 in interest related to these loans included in interest income for the three and six months ended March 31, 2017, respectively.

Other Loans of Concern.   There were no other loans at March 31, 2017 that are not already disclosed where there is information about possible credit problems of borrowers available to our management that would cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that are reasonably likely to result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General.  Net income for the three months ended March 31, 2017 was $746,000 compared to $873,000 for the three months ended March 31, 2016. The decrease in net income of $127,000 was due primarily to an increase in noninterest expenses of $436,000 and a decrease in noninterest income of $58,000, which were offset by increases in net interest margin of $234,000 and by decreases in income tax expense of $108,000 and the provision for loan losses of $25,000.

Interest and Dividend Income. Interest and dividend income increased $388,000, or 6.8%, to $6.1 million for the three months ended March 31, 2017 from $5.7 million for the three months ended March 31, 2016. This increase was attributable to an increase of $299,000 in interest income on loans receivable and $89,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $62.9 million, or 10.5%, to $659.9 million for the three months ended March 31, 2017 from $597.0 million for the three months ended March 31, 2016. The yield on average interest-earning assets decreased by 9 basis points to 3.74% for the three months ended March 31, 2017 from 3.83% for the three months ended March 31, 2016.

The average balance of loans increased $39.8 million to $544.6 million for the three months ended March 31, 2017 from $504.8 million for the three months ended March 31, 2016. The average yield on loans decreased by 8 basis points to 4.01% for the three months ended March 31, 2017 from 4.09% for the three months ended March 31, 2016.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities increased by $23.5 million, or 27.7%, to $108.2 million for the three months ended March 31, 2017 from $84.7 million for the three months ended March 31, 2016, while the average yield on investment securities decreased 3 basis points to 2.40% for the three months ended March 31, 2017 compared to 2.43% for the three months ended March 31, 2016.

Interest Expense. Total interest expense increased $154,000, or 24.0%, to $795,000 for the three months ended March 31, 2017 from $641,000 for the three months ended March 31, 2016.  Interest expense on deposit accounts increased $156,000 to $735,000 for the three months ended March 31, 2017 from $579,000 for the three months ended March 31, 2016.

The average balance of deposits and interest-bearing liabilities increased $54.2 million, or 9.2%, to $643.5 million for the three months ended March 31, 2017 from $589.3 million for the three months ended March 31, 2016. The average cost of deposits and interest-bearing liabilities increased 5 basis points to 0.49% for the three months ended March 31, 2017 from 0.44% for the three months ended March 31, 2016.

The average balance of interest bearing deposits increased $61.2 million to $505.7 million for the three months ended March 31, 2017 from $444.5 million for the three months ended March 31, 2016, and the average cost of interest bearing deposits increased 6 basis points to 0.58% from 0.52% between these same periods. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $38.1 million and the average balance of lower cost checking, savings and money market accounts increasing by $23.1 million. Additionally, the average balance of non-interest bearing demand deposits increased by $5.0 million which helped hold the increase in our overall cost of deposits to only 6 basis points.

Interest expense on FHLB advances decreased $2,000 to $60,000 for the three months ended March 31, 2017 from $62,000 for the three months ended March 31, 2016. The decrease was due to an increase in the average cost of FHLB advances of 28 basis points to 0.95% for the three months ended March 31, 2017 from 0.67% for the three months ended March 31, 2016 offset by a decrease in the average balance of FHLB advances of $12.0 million for the three months ended March 31, 2017. This increase in the average cost resulted from an increase in average long-term FHLB advances to $20.0 million for the three months ended March 31, 2017 from $15.5 million for the three months ended March 31, 2016.

Net Interest Income. Net interest income increased $234,000, or 4.6%, to $5.3 million for the three months ended March 31, 2017 from $5.1 million for the three months ended March 31, 2016.  Our net interest margin decreased by 14 basis points to 3.26% for the three months ended March 31, 2017 from 3.40% for the three months ended March 31, 2016.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. Our net interest margin was also impacted by an increase in the cost of deposits and interest-bearing liabilities between these periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $100,000 for the three months ended March 31, 2017 compared to $125,000 for the three months ended March 31, 2016.  The decrease in the provision resulted from lower growth in the loan portfolio compared to the prior year period. The allowance for loan losses was $5.6 million, or 1.00% of total loans, at March 31, 2017, compared to $5.2 million, or 0.97% of total loans, at September 30, 2016, and $4.9 million, or 0.95% of total loans, at March 31, 2016.

Total nonperforming loans were $515,000, or 0.09% of total loans, at March 31, 2017, compared to $562,000, or 0.10% of total loans, at September 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 1079.6% at March 31, 2017, compared to 933.1% at September 30, 2016.

Total classified loans were $6.4 million at March 31, 2017, compared to $1.9 million at September 30, 2016, and $2.1 million at March 31, 2016.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017 and September 30, 2016.

Non-Interest Income.  Non-interest income decreased $58,000, or 3.9%, to $1.4 million for the three months ended March 31, 2017 from $1.5 million for the three months ended March 31, 2016. This decrease was primarily related to a decrease in gains on sales of loans of $68,000 offset by an increase in servicing fee income of $55,000.

The decrease in gains on sales of loans resulted from a decrease in the volume of fixed rate mortgage loans sold on the secondary market during the quarter ended March 31, 2017. The volume decreased as a result of an increase in long term mortgage rates in response to the actions of the Federal Reserve Board to increase the Fed Funds rate in December 2016 and March 2017. The increase in servicing fee income resulted primarily from the recovery of a portion of the valuation reserve on originated mortgage servicing rights as a result of the increase in market interest rates during the quarter ended March 31, 2017.

Non-Interest Expense.  Non-interest expense increased $436,000, or 8.7%, to $5.4 million for the three months ended March 31, 2017, from $5.0 million for the three months ended March 31, 2016. This increase was primarily caused by increases in compensation and employee benefits of $264,000 and occupancy, furniture and equipment expense of $180,000. These increases were partially offset by a decrease in other expenses of $155,000 between the periods.

The increase in compensation and employee benefits resulted from an increase in the accrual for ESOP expense as we made an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016 and we intend to make a similar additional principal payment again at the end of calendar year 2017. The opening of our Madison loan production office in May 2016 and improvements to our information technology and compliance capabilities also resulted in increases to compensation and employee benefits expense and occupancy, furniture and equipment expense between the periods. The decrease in other expense resulted from the reduction in real estate held for investment between the periods.

Provision for Income Taxes.  Income tax expense was $457,000 for the three months ended March 31, 2017, compared to $565,000 for the three months ended March 31, 2016.  The effective tax rate as a percent of pre-tax income was

38.0% and 39.3% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was the result of an increase in the average balance of tax-exempt securities to $29.9 million for the three months ended March 31, 2017 compared to $4.1 million for the three months ended March 31, 2016.

Comparison of Operating Results for the Six Months Ended March 31, 2017 and March 31, 2016

General.  Net income for the six months ended March 31, 2017 was $1.5 million compared to $1.9 million for the six months ended March 31, 2016. The decrease in net income of $419,000 was due primarily to increases in noninterest expenses of $1.1 million and our provision for loan losses of $25,000 and a decrease in noninterest income of $61,000, which were offset by an increase in net interest margin of $436,000 and a decrease in income tax expense of $335,000.

Interest and Dividend Income. Interest and dividend income increased $717,000, or 6.3%, to $12.0 million for the six months ended March 31, 2017 from $11.3 million for the six months ended March 31, 2016. This increase was attributable to an increase of $578,000 in interest income on loans receivable and $139,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $57.3 million, or 9.7%, to $649.6 million for the six months ended March 31, 2017 from $592.3 million for the six months ended March 31, 2016. The yield on average interest-earning assets decreased by 9 basis points to 3.74% for the six months ended March 31, 2017 from 3.83% for the six months ended March 31, 2016.

The average balance of loans increased $37.4 million to $537.6 million for the six months ended March 31, 2017 from $500.2 million for the six months ended March 31, 2016. The average yield on loans decreased by 7 basis points to 4.04% for the six months ended March 31, 2017 from 4.11% for the six months ended March 31, 2016.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities increased by $20.1 million, or 23.8%, to $104.7 million for the six months ended March 31, 2017 from $84.5 million for the six months ended March 31, 2016, while the average yield on investment securities decreased 2 basis points to 2.30% for the six months ended March 31, 2017 compared to 2.32% for the six months ended March 31, 2016.

Interest Expense. Total interest expense increased $281,000, or 22.8%, to $1.5 million for the six months ended March 31, 2017 from $1.2 million for the six months ended March 31, 2016.  Interest expense on deposit accounts increased $265,000 to $1.4 million for the six months ended March 31, 2017 from $1.1 million for the six months ended March 31, 2016.

The average balance of deposits and interest-bearing liabilities increased $49.8 million, or 8.6%, to $632.4 million for the six months ended March 31, 2017 from $582.5 million for the six months ended March 31, 2016. The average cost of deposits and interest-bearing liabilities increased 6 basis points to 0.48% for the six months ended March 31, 2017 from 0.42% for the six months ended March 31, 2016.

The average balance of interest bearing deposits increased $52.5 million to $494.5 million for the six months ended March 31, 2017 from $442.0 million for the six months ended March 31, 2016, and the average cost of interest bearing deposits increased 6 basis points to 0.57% from 0.51% between these same periods. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $32.3 million and the average balance of lower cost checking, savings and money market accounts increasing by $20.1 million. Additionally, the average balance of non-interest bearing demand deposits increased by $7.0 million which helped hold the increase in our overall cost of deposits to only 5 basis points.

Interest expense on FHLB advances increased $16,000 to $110,000 for the six months ended March 31, 2017 from $94,000 for the six months ended March 31, 2016. The increase was due to an increase in the average cost of FHLB advances of 39 basis points to 0.97% for the six months ended March 31, 2017 from 0.58% for the six months ended March 31, 2016. The increase in the average cost was partially offset by a decrease in the average balance of FHLB advances of $9.7 million for the six months ended March 31, 2017. This increase in the average cost resulted from an increase in average long-term FHLB advances to $20.0 million for the six months ended March 31, 2017 from $11.2 million for the six months ended March 31, 2016.

Net Interest Income. Net interest income increased $436,000, or 4.3%, to $10.5 million for the six months ended March 31, 2017 from $10.1 million for the six months ended March 31, 2016.  Our net interest margin decreased by 13 basis points to 3.28% for the six months ended March 31, 2017 from 3.41% for the six months ended March 31, 2016.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. Our net interest margin was also impacted by an increase in the cost of deposits and interest-bearing liabilities between these periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $300,000 for the six months ended March 31, 2017 compared to $275,000 for the six months ended March 31, 2016.  For additional information regarding our allowance for loan losses and certain related ratios at March 31, 2017, September 30, 2016 and March 31, 2016, see "--Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at March 31, 2017 and September 30, 2016.

Non-Interest Income.  Non-interest income decreased $61,000, or 1.92%, to $3.1 million for the six months ended March 31, 2017 from $3.2 million for the six months ended March 31,2016. The decrease was primarily related to decreases in each of service fees on deposit accounts of $104,000 and other income of $71,000, offset by an increase in servicing fee income of $143,000.

The decrease in service fees on deposit accounts resulted from lower interchange rates received on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in other income occurred because the 2016 period included a large prepayment penalty received on a commercial real estate loan. The increase in servicing fee income resulted primarily from the recovery of a portion of the valuation reserve on originated mortgage servicing rights as a result of the increase in market interest rates during the quarter.

Non-Interest Expense.  Non-interest expense increased $1.1 million, or 11.2%, to $11.0 million for the six months ended March 31, 2017, from $9.9 million for the six months ended March 31, 2016. This increase was primarily caused by increases in compensation and employee benefits of $842,000 and occupancy, furniture and equipment expense of $297,000. These increases were partially offset by a decrease in other expenses of $264,000 between the periods.

The increase in compensation and employee benefits resulted from an increase in the accrual for ESOP expense as we made an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016. We intend to make a similar additional principal payment again at the end of calendar year 2017. The opening of our Madison loan production office in May 2016 also resulted in increases to both compensation and employee benefits expense and occupancy, furniture and equipment expense between the periods. The decrease in other expense resulted from the reduction in real estate held for investment between the periods.

Provision for Income Taxes.  Income tax expense was $866,000 for the six months ended March 31, 2017, compared to $1.2 million for the six months ended March 31, 2016.  The effective tax rate as a percent of pre-tax income was 36.7% and 38.6% for the six months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate was the result of an increase in the average balance of tax-exempt securities to $29.2 million for the six months ended March 31, 2017 compared to $4.4 million for the six months ended March 31, 2016.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.  The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  Average balances are derived from daily average balances for all periods presented in the table.  Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. Tax equivalent yield adjustments have been made as detailed in note (1) below.  The yields set forth below include the effect of loan fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$544,580	$5,465	4.01%	$504,800	$5,166	4.09%
Taxable securities	78,302	431	2.20	80,654	479	2.38
Securities exempt from federal income taxes(1)	29,858	217	2.91	4,052	35	3.46
Fed funds sold and other interest-earning deposits	7,132	54	3.03	7,502	37	1.97
Total interest-earning assets	659,872	6,167	3.74%	597,008	5,717	3.83%
Noninterest-earning assets	62,670			74,638
Total assets	$722,542			$671,646

Liabilities and stockholders' equity:
Non interest-bearing demand deposits	$112,600	$—	—%	$107,568	$—	—%

Checking accounts	134,459	108	0.32	140,689	96	0.27
Passbook and statement savings	134,391	47	0.14	127,599	44	0.14
Variable rate money market	69,432	56	0.32	46,932	50	0.43
Certificates of deposit	167,400	524	1.25	129,256	389	1.20
Total interest bearing deposits	505,682	735	0.58	444,476	579	0.52
Total deposits	618,282	735	0.48	552,044	579	0.42

Short-term FHLB advances	5,183	9	0.69	21,758	15	0.28
Long-term FHLB advances	20,000	51	1.02	15,495	47	1.21
Line of credit	40	—	3.19	—	—	—
Total Borrowings	25,223	60	0.95	37,253	62	0.67

Total deposits and interest-bearing liabilities	643,505	795	0.49%	589,297	641	0.44%

Other liabilities	4,749			5,231
Total liabilities	648,254			594,528
Stockholders' equity	74,288			77,118
Total liabilities and stockholders' equity	$722,542			$671,646

Net interest income		$5,372			$5,076
Net interest rate spread			3.24%			3.40%
Net interest-earning assets	$16,367			$7,711
Net interest margin			3.26%			3.40%
Average of interest-earning assets to interest-bearing liabilities			102.54%			101.31%

	For the Six Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$537,623	$10,861	4.04%	$500,246	$10,283	4.11%
Taxable securities	75,462	795	2.11	80,179	902	2.25
Securities exempt from federal income taxes(1)	29,189	411	2.82	4,357	79	3.63
Fed funds sold and other interest-earning deposits	7,294	90	2.47	7,471	63	1.69
Total interest-earning assets	649,568	12,157	3.74%	592,253	11,327	3.83%
Noninterest-earning assets	65,731			75,270
Total assets	$715,299			$667,523

Liabilities and stockholders' equity:
Non interest-bearing demand deposits	$115,153	$—	—%	$108,147	$—	—%

Checking accounts	140,649	232	0.33	140,409	195	0.28
Passbook and statement savings	134,260	93	0.14	127,950	89	0.14
Variable rate money market	60,824	93	0.31	47,228	100	0.42
Certificates of deposit	158,771	984	1.24	126,437	753	1.19
Total interest bearing deposits	494,504	1,402	0.57	442,024	1,137	0.51
Total deposits	609,657	1,402	0.46	550,171	1,137	0.41

Short-term FHLB advances	2,684	9	0.67	21,169	23	0.22
Long-term FHLB advances	20,000	101	1.01	11,202	71	1.27
Line of credit	20	—	3.19	—	—	—
Total Borrowings	22,704	110	0.97	32,371	94	0.58

Total deposits and interest-bearing liabilities	632,361	1,512	0.48%	582,542	1,231	0.42%

Other liabilities	7,664			7,180
Total liabilities	640,025			589,722
Stockholders' equity	75,274			77,801
Total liabilities and stockholders' equity	$715,299			$667,523

Net interest income		$10,645			$10,096
Net interest rate spread			3.26%			3.40%
Net interest-earning assets	$17,207			$9,711
Net interest margin			3.28%			3.41%
Average of interest-earning assets to interest-bearing liabilities			102.72%			101.67%

(1)	Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% federal tax rate.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by (used in) operating activities was $5.5 million and $(1.0) million for the six months ended March 31, 2017 and March 31, 2016, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $43.1 million and $17.2 million for the six months ended March 31, 2017 and March 31, 2016, respectively.  During the six months ended March 31, 2017, we purchased $30.4 million and sold $829,000 in securities held as available-for-sale, and during the six months ended March 31, 2016, we purchased $16.3 million and sold $8.7 million in securities held as available-for-sale.  Net cash provided by financing activities was $52.0 million and $18.0 million for the six months ended March 31, 2017 and March 31, 2016, respectively, and consisted principally of increases in deposit accounts and net FHLB borrowings offset by the purchase of Company stock.

At March 31, 2017, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $72.7 million, or 10.03% of adjusted total assets, which is above the well-capitalized level of $36.2 million, or 5.00%; Common Equity Tier 1 capital of $72.7 million, or 11.95% of risk-weighted assets, which is above the well-capitalized level of $39.5 million, or 6.50%; Tier 1 capital of $72.7 million, or 11.95% of risk-weighted assets, which is above the well-capitalized level of $48.6 million, or 8.00%; and total risk-based capital of $78.2 million, or 12.87% of risk-weighted assets, which is above the well-capitalized level of $60.8 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at March 31, 2017 under all Prompt Corrective Action Provisions as determined by the OCC, our primary regulator.

At March 31, 2017, we had outstanding commitments to originate loans of $6.9 million, unused commercial lines of credit of $100.4 million, unused home equity lines of credit of $28.1 million, and stand-by letters of credit of $1.6 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from March 31, 2017 totaled $85.5 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 at reaching a level of reasonable assurance.

During the quarter ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2017, we were not involved in any legal proceedings, the outcome of which, in our reasonable opinion, would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On February 9, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of March 31, 2017, 197,438 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended March 31, 2017.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2017	26,250	$21.95	26,250	235,684
February 1 - February 28, 2017	2,966	21.93	2,966	232,718
March 1 - March 31, 2017	7,250	20.61	7,250	225,468
Total	36,466	$—	36,466
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

Date: April 28, 2017

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_
* - This certification is not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended.
______________________________________