Form 10-Q
period 2017-06-30
Westbury Bancorp, Inc.
filed 2017-07-27
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
There were 3,978,094 shares of Common Stock, par value $.01 per share, outstanding as of July 26, 2017.

WESTBURY BANCORP, INC.
Form 10-Q Quarterly Report

PART I

ITEM 1.                                           FINANCIAL STATEMENTS

Westbury Bancorp, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2017 and September 30, 2016
(In Thousands, except share data)

	June 30, 2017	September 30, 2016
	(Unaudited)
Assets
Cash and due from banks	$35,010	$19,125
Interest-earning deposits	22,512	10,488
Cash and cash equivalents	57,522	29,613
Securities available-for-sale	122,338	93,772
Securities held to maturity, at amortized cost ($2,180 and $2,392 fair value at June 30, 2017 and September 30, 2016, respectively)	2,125	2,293
Loans held for sale, at lower of cost or fair value	1,232	1,881
Loans, net of allowance for loan losses of $5,612 and $5,244 at June 30, 2017 and September 30, 2016, respectively	571,281	533,759
Federal Home Loan Bank stock, at cost	1,316	1,330
Foreclosed real estate	118	99
Office properties and equipment, net	15,854	15,410
Cash surrender value of bank-owned life insurance	14,559	14,233
Mortgage servicing rights	760	800
Deferred tax asset	4,973	5,425
Other assets	3,837	4,010
Total assets	$795,915	$702,625
Liabilities and Stockholders’ Equity
Liabilities
Deposits	$687,486	$591,977
Long-term advances from Federal Home Loan Bank	20,000	20,000
Advance payments by borrowers for property taxes and insurance	3,481	5,455
Other liabilities	5,157	5,564
Total liabilities	716,124	622,996
Stockholders’ Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,343,841 and 5,347,641 shares issued at June 30, 2017 and September 30, 2016, respectively	54	54
Additional paid-in capital	52,539	51,463
Retained earnings	54,496	52,185
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,880)	(3,188)
Accumulated other comprehensive income (loss)	(610)	561
Less common stock repurchased, 1,362,209 and 1,249,123 shares at cost, at June 30, 2017 and September 30, 2016, respectively	(23,808)	(21,446)
Total stockholders’ equity	79,791	79,629
Total liabilities and stockholders’ equity	$795,915	$702,625

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2017 and 2016 (Unaudited)
(In Thousands, except per share data)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:
Loans	$5,665	$5,266	$16,526	$15,549
Investments - nontaxable	160	45	431	97
Investments - taxable	551	418	1,346	1,320
Interest bearing deposits	66	34	156	97
Total interest and dividend income	6,442	5,763	18,459	17,063
Interest expense:
Deposits	844	605	2,246	1,742
Short-term advances from the Federal Home Loan Bank	—	13	9	36
Long-term advances from the Federal Home Loan Bank	61	59	162	130
Line of credit	1	—	1	—
Total interest expense	906	677	2,418	1,908
Net interest income before provision for loan losses	5,536	5,086	16,041	15,155
Provision for loan losses	50	250	350	525
Net interest income after provision for loan losses	5,486	4,836	15,691	14,630
Noninterest income:
Service fees on deposit accounts	994	975	2,915	3,000
Gain on sales of loans, net	134	187	416	449
Servicing fee income, net of amortization and impairment	(3)	(90)	194	(36)
Insurance and securities sales commissions	49	45	151	177
Gain on sales of securities	19	210	23	221
Gain on sales of other assets	32	—	32	1
Increase in cash surrender value of bank-owned life insurance	104	105	326	325
Rental income from real estate operations	107	102	320	328
Other income	50	105	219	345
Total noninterest income	1,486	1,639	4,596	4,810
Noninterest expenses:
Compensation and employee benefits	2,994	2,545	8,742	7,451
Occupancy, furniture and equipment	577	428	1,736	1,290
Data processing	872	781	2,534	2,300
Accounting, legal and other professional fees	318	261	936	789
FDIC insurance premiums	109	102	312	309
Other expenses	794	1,042	2,360	2,872
Total noninterest expenses	5,664	5,159	16,620	15,011
Income before income tax expense	1,308	1,316	3,667	4,429
Income tax expense	490	410	1,356	1,611
Net income	$818	$906	$2,311	$2,818
Earnings per share:
Basic	$0.23	$0.25	$0.64	$0.76
Diluted	$0.22	$0.25	$0.62	$0.75
See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended June 30, 2017 and 2016
(Unaudited)
(In Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$818	$906	$2,311	$2,818
Other comprehensive income (loss), before tax:
Unrealized gain (loss) on available-for-sale securities	654	624	(1,904)	1,229
Reclassification adjustment for realized gains included in net income	(19)	(210)	(23)	(221)
Other comprehensive income (loss), before tax	635	414	(1,927)	1,008
Income tax (expense) benefit related to items of other comprehensive income (loss)	(249)	(163)	756	(395)
Other comprehensive income (loss), net of tax	386	251	(1,171)	613
Comprehensive income	$1,204	$1,157	$1,140	$3,431

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended June 30, 2017 and 2016
(Unaudited)
(In Thousands, except share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2016	$—	$54	$51,463	$52,185	$(3,188)	$561	$(21,446)	$79,629
Net income	—	—	—	2,311	—	—	—	2,311
Other comprehensive loss, net of tax	—	—	—	—	—	(1,171)	—	(1,171)
Repurchase of 113,086 common stock shares	—	—	—	—	—	—	(2,362)	(2,362)
Exercise of 7,808 stock options	—	—	122	—	—	—	—	122
Stock based compensation expense	—	—	631	—	—	—	—	631
Allocation, or commitment to be allocated, of 30,855 shares by ESOP	—	—	323	—	308	—	—	631
Balance, June 30, 2017	$—	$54	$52,539	$54,496	$(2,880)	$(610)	$(23,808)	$79,791

Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812
Net income	—	—	—	2,818	—	—	—	2,818
Other comprehensive income, net of tax	—	—	—	—	—	613	—	613
Repurchase of 237,015 common stock shares	—	—	—	—	—	—	(4,342)	(4,342)
Exercise of 4,457 stock options	—	1	67	—	—	—	—	68
Stock based compensation expense	—	—	628	—	—	—	—	628
Allocation,or commitment to be allocated, of 25,712 shares by ESOP	—	—	228	—	257	—	—	485
Balance, June 30, 2016	$—	$54	$51,068	$51,532	$(3,291)	$965	$(21,246)	$79,082

See Notes to Unaudited Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2017 and 2016 (Unaudited)
(In Thousands)
	Nine Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$2,311	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	350	525
Depreciation and amortization	679	573
Depreciation on real estate held for investment	—	66
Net amortization of securities premiums and discounts	554	334
Amortization and impairment of mortgage servicing rights	40	327
Gain on sales of available-for-sale securities	(23)	(221)
Gain on sales of other assets	(32)	(1)
Write-down of real estate held-for-sale	—	137
(Gain) loss on sale of foreclosed real estate	3	(28)
Write-down of foreclosed real estate	9	26
Loans originated for sale	(24,265)	(29,678)
Proceeds from sale of loans	25,330	28,371
Gain on sale of loans, net	(416)	(449)
ESOP compensation expense	631	485
Stock based compensation expense	631	628
Deferred income taxes	1,208	1,610
Increase in cash surrender value of life insurance	(326)	(325)
Net change in:
Other assets	205	(553)
Other liabilities and advance payments by borrowers for property taxes and insurance	(2,361)	(2,915)
Net cash provided by operating activities	4,528	1,730
Cash Flows From Investing Activities
Purchases of securities available-for-sale	(40,503)	(39,340)
Proceeds from sales of securities available-for-sale	1,417	24,222
Proceeds from maturities, prepayments, and calls of securities available-for-sale	8,062	9,045
Proceeds from maturities, prepayments, and calls of securities held to maturity	168	166
Purchases of real estate held for investment	—	(18)
Proceeds from sale of real estate held for investment	—	185
Redemption of FHLB stock	14	2,049
Net increase in loans	(37,990)	(26,503)
Purchase of bank-owned life insurance	—	(637)
Purchases of office properties and equipment	(1,143)	(174)
Proceeds from sales of real estate held-for-sale	—	27
Proceeds from sales of foreclosed real estate	87	356
Net cash used in investing activities	(69,888)	(30,622)
Cash Flows From Financing Activities
Net increase in deposits	95,509	32,495
Proceeds from long-term Federal Home Loan Bank advances	—	20,000
Net proceeds of short-term Federal Home Loan Bank advances	—	(18,000)
Proceeds from exercise of stock options	122	68
Repurchase of common stock	(2,362)	(4,342)
Net cash provided by financing activities	93,269	30,221
Net increase in cash and cash equivalents	27,909	1,329
Cash and cash equivalents at beginning of period	29,613	16,488
Cash and cash equivalents at end of period	$57,522	$17,817

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$2,417	$1,908
Supplemental Schedules of Non-cash Investing Activities
Loans receivable transferred to foreclosed real estate	$118	$71

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial condition as of June 30, 2017 and September 30, 2016 and the results of operations and cash flows for the interim periods ended June 30, 2017 and 2016.  All interim amounts are unaudited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year.  These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2016 filed with the U.S. Securities and Exchange Commission as part of Westbury Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016.

The Jumpstart Our Business Startups Act (the "JOBS Act"), which was signed into law on April 5, 2012, made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until the last day of the Company's fiscal year following the fifth anniversary from the completion of the Company's initial public stock offering in April 2013.

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

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718). ASU 2017-09 is intended to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change in the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Adoption by the Company is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$818	$906	$2,311	$2,818
Basic potential common shares:
Weighted average shares outstanding	3,922,855	3,961,643	3,942,043	4,054,921
Weighted average unallocated ESOP shares	(294,845)	(335,982)	(305,541)	(345,153)
Basic weighted average shares outstanding	3,628,010	3,625,661	3,636,502	3,709,768
Dilutive effect of equity awards	110,261	43,580	107,819	33,525
Diluted weighted average shares outstanding	3,738,271	3,669,241	3,744,321	3,743,293
Basic income per share	$0.23	$0.25	$0.64	$0.76
Diluted income per share	$0.22	$0.25	$0.62	$0.75

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 4.                                 Investment Securities

The amortized cost and fair value of investment securities are summarized as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$25	$—	$—	$25
U.S. Government agency residential mortgage-backed securities	54,242	169	(616)	53,795
U.S. Government agency collateralized mortgage obligations	6,633	36	(113)	6,556
U.S. Government agency commercial mortgage-backed securities	18,603	34	(119)	18,518
Municipal securities-tax exempt	31,968	104	(507)	31,565
Municipal securities-taxable	11,871	58	(50)	11,879
Total Available for Sale	123,342	401	(1,405)	122,338
Held to Maturity
Municipal securities-tax exempt	2,125	55	—	2,180
Total Investment Securities	$125,467	$456	$(1,405)	$124,518

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	40,289	504	(43)	40,750
U.S. Government agency collateralized mortgage obligations	2,674	24	(18)	2,680
U.S. Government agency commercial mortgage-backed securities	11,376	150	—	11,526
Municipal securities-tax exempt	25,730	51	(99)	25,682
Municipal securities-taxable	12,756	358	(5)	13,109
Total Available for Sale	92,849	1,088	(165)	93,772
Held to Maturity
Municipal securities-tax exempt	2,293	99	—	2,392
Total Investment Securities	$95,142	$1,187	$(165)	$96,164

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The amortized cost and fair value of investment securities, by contractual maturity, at June 30, 2017 are shown in the following table.  Actual maturities differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not presented in the maturity categories in the table below.

	June 30, 2017
	Amortized Cost	Fair Value
Available for sale:
Due in one year or less	$940	$941
Due after one year through five years	15,431	15,416
Due after five years through ten years	22,593	22,318
Due after ten years	4,900	4,794
U.S. Government agency residential mortgage-backed securities	54,242	53,795
U.S. Government agency collateralized mortgage obligations	6,633	6,556
U.S. Government agency commercial mortgage-backed securities	18,603	18,518
	123,342	122,338

Held to maturity:
Due in one year or less	171	171
Due after one year through five years	717	728
Due after five years through ten years	1,013	1,049
Due after ten years	224	232
	2,125	2,180
Total	$125,467	$124,518

Proceeds from sales of securities available for sale during the three months ended June 30, 2017 and 2016, were $588 and $15,482, respectively. Gross realized gains, during the three months ended June 30, 2017 and 2016, on these sales amounted to $19 and $211, respectively. Gross realized losses on these sales were zero and $1, during the three months ended June 30, 2017 and 2016, respectively.

Proceeds from sales of securities available for sale during the nine months ended June 30, 2017 and 2016, were $1,417 and $24,222, respectively. Gross realized gains, during the nine months ended June 30, 2017 and 2016, on these sales amounted to $23 and $234, respectively. Gross realized losses on these sales were zero and $13, during the nine months ended June 30, 2017 and 2016, respectively.

Securities with carrying values of $38,886 and $24,364 at June 30, 2017 and September 30, 2016, respectively, were pledged for purposes required or permitted by law.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	34,258	(563)	2,612	(53)	36,870	(616)
U.S. Government agency collateralized mortgage obligations	5,073	(87)	492	(26)	5,565	(113)
U.S Government agency commercial mortgage-backed securities	10,714	(119)	—	—	10,714	(119)
Municipal securities-tax exempt	24,550	(501)	217	(6)	24,767	(507)
Municipal securities-taxable	4,267	(35)	283	(15)	4,550	(50)
Total Available for Sale	$78,862	$(1,305)	$3,604	$(100)	$82,466	$(1,405)
Held to Maturity
Municipal securities-tax exempt	—	—	—	—	—	—
Total Investment Securities	$78,862	$(1,305)	$3,604	$(100)	$82,466	$(1,405)

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	2,726	(5)	3,020	(38)	5,746	(43)
U.S. Government agency collateralized mortgage obligations	—	—	576	(18)	576	(18)
U.S. Government agency commercial mortgage-backed securities	—	—	—	—	—	—
Municipal securities-tax exempt	18,314	(99)	—	—	18,314	(99)
Municipal securities-taxable	550	(5)	—	—	550	(5)
Total Available for Sale	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)
Held to Maturity
Municipal securities-tax exempt	—	—	—	—	—	—
Total Investment Securities	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)

At June 30, 2017, the investment portfolio included 7 securities available-for-sale, which had been in an unrealized loss position for greater than twelve months, and 130 securities available-for-sale, which had been in an unrealized loss position for less than twelve months. At September 30, 2016, the investment portfolio included 5 securities available-for-sale, which had been in an unrealized loss position for greater than twelve months, and 58 securities available-for-sale, which had been in an unrealized loss position for less than twelve months.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 5.                                 Loans

A summary of the balances of loans as of the dates indicated follows:

	June 30, 2017	September 30, 2016
Real estate:
Single family	$161,280	$158,541
Multifamily	129,084	123,623
Commercial real estate non-owner occupied	136,482	117,971
Commercial real estate owner occupied	68,842	63,108
Construction and land development	16,321	16,230
Total real estate	512,009	479,473
Commercial business	47,783	40,836
Consumer:
Home equity lines of credit	13,772	14,969
Education	2,958	3,401
Other	461	462
Total consumer	17,191	18,832
Total loans	576,983	539,141
Less:
Net deferred loan fees	90	138
Allowance for loan losses	5,612	5,244
Net loans	$571,281	$533,759

The following tables present the contractual aging of the Company's recorded investment in past due loans by class of loans as of June 30, 2017 and September 30, 2016:

June 30, 2017	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Real estate:
Single Family	$160,730	$499	$—	$51	$161,280
Multifamily	129,084	—	—	—	129,084
Commercial real estate non-owner occupied	136,482	—	—	—	136,482
Commercial real estate owner occupied	68,842	—	—	—	68,842
Construction and land development	16,279	42	—	—	16,321
Commercial business	47,783	—	—	—	47,783
Consumer and other:
Home equity lines of credit	13,745	—	—	27	13,772
Education	2,838	20	—	100	2,958
Other	461	—	—	—	461
	$576,244	$561	$—	$178	$576,983

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2016	Current	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90 Days or More	Total
Real estate:
Single Family	$157,803	$239	$426	$73	$158,541
Multifamily	123,623	—	—	—	123,623
Commercial real estate non-owner occupied	117,971	—	—	—	117,971
Commercial real estate owner occupied	63,108	—	—	—	63,108
Construction and land development	16,230	—	—	—	16,230
Commercial business	40,836	—	—	—	40,836
Consumer and other:
Home equity lines of credit	14,942	—	—	27	14,969
Education	3,202	11	39	149	3,401
Other	462	—	—	—	462
	$538,177	$250	$465	$249	$539,141

There were no loans past due ninety days or more and still accruing interest as of June 30, 2017 and September 30, 2016.

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Real estate:
Single Family	$66	$338
Multifamily	—	—
Commercial real estate non-owner occupied	—	—
Commercial real estate owner occupied	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	34	36
Education	100	188
Other	—	—
	$200	$562

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

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging of our loan portfolio as of June 30, 2017 and September 30, 2016:

June 30, 2017	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Real estate:
Single Family	$160,000	$—	$—	$1,280	$—	$161,280
Multifamily	129,084	—	—	—	—	129,084
Commercial real estate non-owner occupied	136,102	380	—	—	—	136,482
Commercial real estate owner occupied	65,948	2,894	—	—	—	68,842
Construction and land development	16,320	—	—	1	—	16,321
Commercial business	44,708	2,025	—	1,050	—	47,783
Consumer and other:
Home equity lines of credit	13,680	—	—	92	—	13,772
Education	2,958	—	—	—	—	2,958
Other	461	—	—	—	—	461
Total	$569,261	$5,299	$—	$2,423	$—	$576,983

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

September 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total
Real estate:
Single Family	$156,042	$744	$—	$1,755	$—	$158,541
Multifamily	121,878	1,745	—	—	—	123,623
Commercial real estate non-owner occupied	116,880	695	396	—	—	117,971
Commercial real estate owner occupied	59,993	3,115	—	—	—	63,108
Construction and land development	16,228	—	—	2	—	16,230
Commercial business	31,677	8,945	214	—	—	40,836
Consumer and other:
Home equity lines of credit	14,874	—	—	95	—	14,969
Education	3,401	—	—	—	—	3,401
Other	462	—	—	—	—	462
	$521,435	$15,244	$610	$1,852	$—	$539,141

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the three months ended June 30, 2017 and 2016:

Three Months Ended June 30, 2017	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$930	$856	$1,485	$1,138	$339	$743	$69	$5,560
Provision for loan losses	(76)	322	212	(185)	(38)	(182)	(3)	50
Loans charged-off	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	—	—	—	2	2	4
Ending balance	$854	$1,178	$1,697	$953	$299	$563	$68	$5,612
Period-ended amount allocated for:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$—	$50	$51
Collectively evaluated for impairment	853	1,178	1,697	953	299	563	18	5,561
Ending balance	$854	$1,178	$1,697	$953	$299	$563	$68	$5,612
Loans:
Individually evaluated for impairment	$1,407	$310	$—	$—	$—	$—	$83	$1,800
Collectively evaluated for impairment	159,873	128,774	136,482	68,842	16,321	47,783	17,108	575,183
Ending balance	$161,280	$129,084	$136,482	$68,842	$16,321	$47,783	$17,191	$576,983

Three Months Ended June 30, 2016	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,058	$1,180	$1,221	$580	$335	$420	$69	$4,863
Provision for loan losses	(7)	23	156	77	(8)	5	4	250
Loans charged-off	(59)	—	—	—	—	—	—	(59)
Recoveries	—	—	—	—	—	7	1	8
Ending balance	$992	$1,203	$1,377	$657	$327	$432	$74	$5,062
Period-ended amount allocated for:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$—	$53	$54
Collectively evaluated for impairment	991	1,203	1,377	657	327	432	21	5,008
Ending balance	$992	$1,203	$1,377	$657	$327	$432	$74	$5,062
Loans:
Individually evaluated for impairment	$1,740	$1,767	$—	$—	$—	$—	$90	$3,597
Collectively evaluated for impairment	151,873	122,032	116,318	58,637	16,949	36,501	18,684	520,994
Ending balance	$153,613	$123,799	$116,318	$58,637	$16,949	$36,501	$18,774	$524,591

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

 The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the nine months ended June 30, 2017 and 2016:

Nine Months Ended June 30, 2017	Single Family	Multifamily	Commercial Real Estate -Non-owner Occupied	Commercial Real Estate -Owner- Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244
Provision for loan losses	(126)	163	178	134	(43)	54	(10)	350
Loans charged-off	—	—	—	—	(2)	—	—	(2)
Recoveries	—	—	—	6	—	9	5	20
Ending balance	$854	$1,178	$1,697	$953	$299	$563	$68	$5,612
Period-ended amount allocated for:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$—	$50	$51
Collectively evaluated for impairment	853	1,178	1,697	953	299	563	18	5,561
Ending balance	$854	$1,178	$1,697	$953	$299	$563	$68	$5,612
Loans:
Individually evaluated for impairment	$1,407	$310	$—	$—	$—	$—	$83	$1,800
Collectively evaluated for impairment	159,873	128,774	136,482	68,842	16,321	47,783	17,108	575,183
Ending balance	$161,280	$129,084	$136,482	$68,842	$16,321	$47,783	$17,191	$576,983

Nine Months Ended June 30, 2016	Single Family	Multifamily	Commercial Real Estate -Non-owner Occupied	Commercial Real Estate -Owner- Occupied	Construction and Land Development	Commercial Business	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598
Provision for loan losses	(5)	190	285	143	(3)	(82)	(3)	525
Loans charged-off	(89)	—	—	—	—	—	(10)	(99)
Recoveries	13	—	1	1	—	16	7	38
Ending balance	$992	$1,203	$1,377	$657	$327	$432	$74	$5,062
Period-ended amount allocated for:
Individually evaluated for impairment	$1	$—	$—	$—	$—	$—	$53	$54
Collectively evaluated for impairment	991	1,203	1,377	657	327	432	21	5,008
Ending balance	$992	$1,203	$1,377	$657	$327	$432	$74	$5,062
Loans:
Individually evaluated for impairment	$1,740	$1,767	$—	$—	$—	$—	$90	$3,597
Collectively evaluated for impairment	151,873	122,032	116,318	58,637	16,949	36,501	18,684	520,994
Ending balance	$153,613	$123,799	$116,318	$58,637	$16,949	$36,501	$18,774	$524,591

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following tables present additional detail of impaired loans, segregated by segment, as of and for the three and nine month periods ended June 30, 2017 and 2016.  The unpaid principal balance represents the recorded balance prior to any partial charge-offs.  The recorded investment represents customer balances net of any partial charge-offs recognized on the loans by loan category.  The interest income recognized column represents all interest income on a loan reported on either a cash or accrual basis after the loan became impaired.

				Three months ended		Nine months ended
June 30, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,263	$1,136	$—	$1,139	$12	$1,237	$37
Multifamily	310	310	—	1,005	6	1,369	25
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	4	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	112	33	—	35	—	35	—
With an allowance recorded:
Single family	271	271	1	272	4	204	14
Multifamily	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	50	50	50	51	1	51	2
	$2,010	$1,800	$51	$2,502	$23	$2,896	$78

				Three months ended		Nine months ended
June 30, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Single family	$1,601	$1,430	$—	$1,428	$18	$1,308	$55
Multifamily	1,824	1,767	—	1,778	19	1,801	57
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	4	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	115	37	—	38	—	71	—
With an allowance recorded:
Single family	310	310	1	311	3	361	11
Multifamily	—	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—
Consumer and other	53	53	53	54	1	54	2
	$3,907	$3,597	$54	$3,609	$41	$3,595	$125

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following is a summary of troubled debt restructured loans (TDRs) at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Troubled debt restructurings - accrual	$1,296	$3,021
Troubled debt restructurings - nonaccrual	—	—
	$1,296	$3,021

Modifications of loan terms as a TDR are generally in the form of an extension of payment terms or a lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

There were no loans modified as a TDR during the three or nine months ended June 30, 2017 and 2016.

There were no re-defaults of TDRs that occurred during the three or nine months ended June 30, 2017 and 2016.

Certain of the Bank’s directors and executive officers are loan customers of the Bank.  As of June 30, 2017 and September 30, 2016, loans of approximately $9,389 and $7,813, respectively, were outstanding to such parties.  These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

Nine Months Ended June 30, 2017

Balance, beginning	$7,813
New loans originated	2,728
Draws on lines of credit	56
Principal repayments	(1,208)
Balance, ending	$9,389

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 6.                                 Deposits

The following table presents the composition of deposits as of:

	June 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Checking Accounts:
Noninterest bearing	$134,189	19.52%	$111,841	18.89%
Interest bearing	145,005	21.09%	135,866	22.95%
	279,194	40.61%	247,707	41.84%
Passbook and Statement Savings	141,656	20.61%	133,155	22.50%
Variable Rate Money Market Accounts	73,999	10.76%	64,593	10.91%
Certificates of Deposit	192,637	28.02%	146,522	24.75%
	$687,486	100.00%	$591,977	100.00%

Certificate accounts equal to or over one hundred thousand dollars totaled $127,041 and $89,588 as of June 30, 2017 and September 30, 2016, respectively. Of these amounts, $51,016 and $26,154 are equal to or greater than two hundred fifty thousand dollars as of June 30, 2017 and September 30, 2016, respectively.

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

Advances are generally secured by a security agreement pledging a portion of the Bank’s residential real estate and multifamily loans. Pledged real estate mortgages, home equity lines of credit, and multifamily loans had a carrying value of $265,870 and $273,826 as of June 30, 2017, and September 30, 2016, respectively.

The Company had FHLB long-term advances with remaining contractual maturities greater than one year of $20,000 at each of June 30, 2017 and September 30, 2016. These advances are fixed rate/floating spread advances. This type of advance pays interest at a fixed rate adjusted quarterly by a spread which equals the difference between the FHLB three month advance index and three month LIBOR.

On January 19, 2017, the Company entered into a $4,000 unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.40%. As of June 30, 2017, there was no outstanding balance on the line of credit. The line matures on December 31, 2017.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Borrowings were as follows as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
FHLB advances:
Overnight advances	$—	—%	$—	—%
Long-term advances by year of maturity:
Year ended September 30, 2019	4,000	0.89	4,000	0.94
Year ended September 30, 2020	3,000	1.10	3,000	1.16
Year ended September 30, 2021	3,000	1.29	3,000	1.34
Year ended September 30, 2022	4,000	0.89	4,000	0.84
Year ended September 30, 2023	4,000	0.99	4,000	0.93
Year ended September 30, 2024	2,000	1.10	2,000	1.04
Total long-term FHLB advances	$20,000	1.02%	$20,000	1.02%

Line of credit	—	—	—	—

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

In addition to the minimum CETI, Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CETI capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement began to be phased in for the Bank in January 2016 at 0.625% of risk-weighted assets and increases by the same amount each year until fully implemented in January 2019.

The OCC's prompt corrective action standards require the Bank, to be considered "well-capitalized", to maintain a CETI ratio of 6.5%, a Tier 1 ratio of 8.0%, a total risk-based capital ratio of 10.0% and a leverage ratio of 5.0%. As of June 30, 2017, the Bank met all these requirements, including the full capital conservation buffer.

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

At June 30, 2017	Actual		For Capital Adequacy Purposes Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CETI capital (to risk-weighted assets) - Westbury Bank	$74,148	11.86%	$28,135	4.50%	$35,951	5.750%	$40,640	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	74,148	11.86%	37,514	6.00%	45,329	7.250%	50,018	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	79,760	12.76%	50,018	8.00%	57,834	9.250%	62,523	10.00%
Leverage (to adjusted total assets) - Westbury Bank	74,148	9.77%	30,357	4.00%	N/A	N/A	37,947	5.00%

At September 30, 2016	Actual		For Capital Adequacy Purposes Under Prompt Corrective Action Provisions		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
CET1 capital (to risk-weighted assets) - Westbury Bank	$71,383	12.61%	$25,472	4.50%	$29,010	5.125%	$36,793	6.50%
Tier 1 capital (to risk-weighted assets) - Westbury Bank	71,383	12.61%	33,963	6.00%	37,500	6.625%	45,283	8.00%
Total capital (to risk-weighted assets) - Westbury Bank	76,627	13.54%	45,283	8.00%	48,821	8.625%	56,604	10.00%
Leverage (to adjusted total assets) - Westbury Bank	71,383	10.23%	27,911	4.00%	N/A	N/A	34,889	5.00%

The following table reconciles the Bank’s stockholder's equity to regulatory capital as of June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Stockholder's equity of the Bank	$74,633	$73,332
Less: Unrealized (gain) loss on securities	611	(561)
Disallowed deferred tax assets	(1,096)	(1,388)
Tier 1, CETI and leverage capital	74,148	71,383
Plus: Allowable general valuation allowances	5,612	5,244
Total capital	$79,760	$76,627

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

The following off-balance sheet instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2017	September 30, 2016
Commitments to extend commercial and residential mortgage credit:
Fixed rate	$2,438	$2,013
Adjustable rate	19,505	1,442
Unused commercial loan lines of credit	101,515	68,752
Unused home equity lines of credit	27,689	27,315
Standby letters of credit	1,635	1,076
Commitments to sell loans	1,232	1,881

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Company holds collateral supporting those commitments if deemed necessary.  In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment.  The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above.  If the commitment is funded, the Company would be entitled to seek recovery from the customer.  At June 30, 2017 and September 30, 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these commitments.

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

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Assets and liabilities recorded at fair value on a recurring basis

The following table summarizes financial instruments measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
June 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	53,795	—	53,795	—
U.S. Government agency collateralized mortgage obligations	6,556	—	6,556	—
U.S. Government agency commercial mortgage-backed securities	18,518	—	18,518	—
Municipal securities-tax exempt	31,565	—	31,565	—
Municipal securities-taxable	11,879	—	11,879	—
Total securities available-for-sale	$122,338	$—	$122,338	$—
Derivatives	$—	$—	$—	$—

Liabilities
Derivatives	$—	$—	$—	$—

		Fair Value Measurements
September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	40,750	—	40,750	—
U.S. Government agency collateralized mortgage obligations	2,680	—	2,680	—
U.S. Government agency commercial mortgage-backed securities	11,526	—	11,526	—
Municipal securities-tax exempt	25,682	—	25,682	—
Municipal securities-taxable	13,109	—	13,109	—
Total securities available-for-sale	$93,772	$—	$93,772	$—
Derivatives	$98	$—	$98	$—

Liabilities
Derivatives	$98	$—	$98	$—

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the nine months ended June 30, 2017.  The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and, therefore, result in a transfer between levels.

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans:  The Company does not record loans at fair value on a recurring basis.  The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is determined based on appraisals.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral.  When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement.  Impaired loans with a carrying amount of $321 and $52 had a valuation allowance of $51 and $52 included in the allowance for loan losses to reflect their fair value as of June 30, 2017 and September 30, 2016, respectively.

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

Mortgage servicing rights:  Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices.  While sales of MSRs do occur, the precise terms and conditions typically are not readily available.  Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayments speeds, and default rates.  Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy.  As of June 30, 2017, mortgage servicing rights with a carrying amount of $845 had a valuation allowance of $85 to reflect their fair value of $760.  As of September 30, 2016, mortgage servicing rights with a carrying amount of $1,012 had a valuation allowance of $212 to reflect their fair value of $800.

Assets and liabilities recorded at fair value on a non-recurring basis

		Fair Value Measurements
June 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Impaired loans	$270	$—	$—	$270
Foreclosed real estate	118	—	—	118
Mortgage servicing rights	760	—	—	760

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

Mortgage banking derivatives:  The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties.  The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments.  The fair value of these derivative financial instruments was not material at either June 30, 2017 and September 30, 2016.

The estimated fair values and related carrying amounts of the Company’s financial instruments as of the dates noted below were as follows:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Financial assets:
Cash and cash equivalents	$57,522	$57,522	$57,522	$—	$—
Securities available for sale	122,338	122,338	—	122,338	—
Securities held to maturity	2,125	2,180	—	2,180	—
Loans held for sale, net	1,232	1,232	—	1,232	—
Loans, net	571,281	571,952	—	—	571,952
Federal Home Loan Bank stock	1,316	1,316	—	—	1,316
Mortgage servicing rights	760	760	—	—	760
Accrued interest receivable	2,354	2,354	2,354	—	—
Derivative asset	—	—	—	—	—
Financial liabilities:
Deposits	687,486	648,211	134,189	—	514,022
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	18,937	—	—	18,937
Advance payments by borrowers for property taxes and insurance	3,481	3,481	3,481	—	—
Accrued interest payable	6	6	6	—	—
Derivative liability	—	—	—	—	—

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

As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the released shares, and the released shares become outstanding for earnings per share computations. During the three months ended June 30, 2017 and 2016, 10,285 and 10,285 shares were committed to be released, respectively. The total ESOP compensation expense recorded for the three months ended June 30, 2017 and 2016 was $211 and $202, respectively. During the nine months ended June 30, 2017 and 2016, 30,855 and 25,712 shares were committed to be released, including 10,285 and 5,142, respectively, which were released and available for allocation at December 31, 2016 and 2015, respectively, concurrent

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

with the payment of the annual debt service on the ESOP loan. The total ESOP compensation expense recorded for the nine months ended June 30, 2017 and 2016 was $631 and $485, respectively.

The ESOP shares as of June 30, 2017 and September 30, 2016 were as follows (in thousands, except share data):

	June 30, 2017	September 30, 2016

Allocated shares to active participants	93,190	52,773
Shares committed to be released	20,570	30,855
Unallocated shares	287,983	318,838
Total ESOP shares	401,743	402,466
Fair value of unallocated shares	$6,004	$6,227

Note 12. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

Total cost of stock grant plan during the period	$150	$152	$430	$454
Total cost of stock option plan during the period	70	59	201	174
Total cost of share-based payment plans during the period	$220	$211	$631	628

Amount of related income tax benefit recognized in income	$86	$83	$247	$246

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Plan") in 2014. In June 2014, the Company's stockholders approved the Plan which authorized the issuance under the Plan of up to 203,665 restricted stock awards and up to 509,162 stock options. At the Company's annual meeting of stockholders, held on February 15, 2017, the stockholders of the Company approved an amendment to the Plan authorizing 20,000 additional restricted stock awards and an additional 200,000 stock options available for issuance as awards under the Plan. As of June 30, 2017 there were 40,367 restricted stock awards and 199,123 options available for future grants.

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following table summarizes stock options outstanding for the three and nine months ended June 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of March 31, 2017	454,163	$16.52
Granted	73,500	19.85
Exercised	(1,912)	15.20
Expired or canceled	—	—
Forfeited	(33,713)	15.72
Options outstanding as of June 30, 2017	492,038	$17.07	7.96	$1,858
Options exercisable as of June 30, 2017	217,432	$15.88	7.29	$1,081

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2016	474,132	$16.46
Granted	76,250	19.89
Exercised	(7,808)	15.42
Expired or canceled	(450)	17.40
Forfeited	(50,086)	15.79
Options outstanding as of June 30, 2017	492,038	$17.07	7.96	$1,858
Options exercisable as of June 30, 2017	217,432	$15.88	7.29	$1,081

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

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

The following assumptions were used for options granted during the nine months ended June 30:

	2017	2016
Risk-free interest rate	2.02%	1.28%
Expected volatility of Company's stock	16.68%	11.08%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the period	$4.92	$3.30

The total intrinsic value of options exercised during each of the nine months ended June 30, 2017 and 2016 was $46 and $11, respectively. The total intrinsic value of options exercised during each of the three months ended June 30, 2017 and 2016 was $9 and $1, respectively.

The following is a summary of changes in restricted shares for the three and nine months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at March 31, 2017	114,439	$15.61
Granted	4,000	19.85
Vested	35,634	15.20
Forfeited	16,387	15.39
Shares Outstanding at June 30, 2017	66,418	$16.14

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2016	114,883	$15.20
Granted	11,500	20.93
Vested	36,856	15.20
Forfeited	23,109	15.34
Shares Outstanding at June 30, 2017	66,418	$16.14

The total intrinsic value of restricted shares that vested during each of the nine months ended June 30, 2017 and 2016 was $734 and $785, respectively. The total intrinsic value of restricted shares that vested during each of the three months ended June 30, 2017 and 2016 was $707 and $785, respectively.

As of June 30, 2017, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plan. At June 30, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 3.1 years.

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 13. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) are presented for the periods indicated below:

Balance Sheets

	June 30,	September 30,
	2017	2016
Assets
Cash and interest bearing deposits	$336	$251
Investments	38	55
Loan to ESOP	2,991	3,620
Investment in subsidiary	76,541	75,872
Other assets	2,615	2,397
Total assets	$82,521	$82,195
Liabilities and Stockholders' Equity
Total liabilities	$822	$26
Stockholders' equity	81,699	82,169
Total liabilities and stockholders' equity	$82,521	$82,195

Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Interest and other income	$29	$34	$91	$99
Interest and other expense	149	120	465	371
Loss before income tax benefit and equity in undistributed net income of subsidiary	(120)	(86)	(374)	(272)
Income tax benefit	(30)	(17)	(95)	(56)
Loss before equity in undistributed net income of subsidiary	(90)	(69)	(279)	(216)
Equity in undistributed net income of subsidiary	908	975	2,590	3,034
Net income	$818	$906	$2,311	$2,818

Westbury Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Statements of Cash Flows

	For Nine Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$2,311	$2,818
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(2,590)	(3,034)
Net change in other liabilities	796	(117)
Net change in other assets	412	692
Net cash provided by operating activities	929	359

Cash Flows From Investing Activities
Sales and maturities of securities	17	51
Payments received on ESOP loan	629	158
Dividend received from bank subsidiary	750	2,300
Net cash provided by investing activities	1,396	2,509

Cash Flows From Financing Activities
Stock options exercised	122	68
Repurchase of common stock	(2,362)	(4,342)
Net cash used in financing activities	(2,240)	(4,274)
Net increase (decrease) in cash	85	(1,406)
Cash
Beginning of period	251	1,440
End of period	$336	$34

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

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

Total Assets.  Total assets increased by $93.3 million, or 13.3%, to $795.9 million at June 30, 2017 from $702.6 million at September 30, 2016.  The increase in total assets was primarily the result of an increase in cash and cash equivalents of $27.9 million, net loans of $37.5 million and securities available for sale of $28.6 million.

Cash and Cash Equivalents. Cash and cash equivalents increased by $27.9 million, or 94.2%, to $57.5 million at June 30, 2017 from $29.6 million at September 30, 2016. The increase was the result of normal fluctuations in interest-earning deposits and cash and due from banks between those dates.

Net Loans.  Net loans increased by $37.5 million, or 7.0%, to $571.3 million at June 30, 2017 from $533.8 million at September 30, 2016.  Non-owner occupied commercial real estate loans increased by $18.5 million, commercial business loans by $6.9 million, owner-occupied commercial real estate loans by $5.7 million, multifamily loans by $5.5 million, single family loans by $2.7 million, and construction and land development loans by $91,000, which increases were offset by decreases in home equity lines of credit of $1.2 million and education loans of $443,000. The increases in multifamily loans, commercial loans and commercial real estate loans resulted from our continued efforts to grow these segments of the loan portfolio, particularly loans secured by owner-occupied properties. The increase in construction and land development loans resulted from progress draws related to partial completion of projects during the year to date period. The decrease in home equity lines of credit was due to normal fluctuations in outstanding balances over the year to date period while the decrease in education loans was due to normal principal paydowns while we no longer originate new education loans.

Investment Securities.  Investment securities available for sale increased $28.6 million, or 30.5%, to $122.3 million at June 30, 2017 from $93.8 million at September 30, 2016. Mortgage-backed securities and collateralized mortgage obligations increased $23.9 million and municipal securities increased $4.7 million between these dates. These changes occurred as we invested a portion of new deposit balances and repositioned the investment portfolio through normal portfolio management.

Net unrealized loss on securities increased by $1.9 million to $1.0 million at June 30, 2017 from a net unrealized gain of $923,000 at September 30, 2016, reflecting the effect of a general increase in market interest rates after the November 2016 U.S. elections.  At June 30, 2017, investment securities classified as available-for-sale consisted entirely of government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations, and municipal securities. At June 30, 2017, investment securities classified as held to maturity consisted entirely of municipal securities.

The outstanding balances of investment securities held to maturity decreased by $168,000 to $2.1 million at June 30, 2017 from $2.3 million at September 30, 2016. The decrease was due to the maturity of a municipal security during the year to date period.

Foreclosed Real Estate.  Foreclosed real estate increased $19,000, or 19.2%, to $118,000 at June 30, 2017 from $99,000 at September 30, 2016, as we transferred $118,000 of foreclosed properties from loans receivable, sold $90,000 of foreclosed properties and recorded valuation adjustments of $9,000 during the nine month period ended June 30, 2017.

Cash Surrender Value of Bank-Owned Life Insurance. Cash surrender value of bank-owned life insurance increased $326,000, or 2.3%, to $14.6 million at June 30, 2017 from $14.2 million at September 30, 2016 as a result of income credited to the policies during the period.

Deferred Tax Asset. The deferred tax asset decreased $452,000, or 8.3%, to $5.0 million at June 30, 2017 from $5.4 million at September 30, 2016, due to the accrual of income tax expense as a result of the Company recording taxable income for the period, offset by an increase in the deferred tax asset relating to unrealized losses on investment securities available for sale incurred during the nine months ended June 30, 2017.

Deposits.  Deposits increased $95.5 million, or 16.1%, to $687.5 million at June 30, 2017 from $592.0 million at September 30, 2016.  Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $49.4 million, or 11.1%, to $494.8 million at June 30, 2017 from $445.5 million at September 30, 2016.  In particular, variable rate money market accounts increased by $9.4 million, or 14.6%, to $74.0 million at June 30, 2017 from $64.6 million at September 30, 2016 while noninterest bearing deposits increased by $22.3 million, or 20.0%, to $134.2 million at June 30, 2017 from $111.8 million at September 30, 2016. Certificates of deposit increased $46.1 million, or 31.5%, to $192.6 million at June 30, 2017 from $146.5 million at September 30, 2016.   Growth in certificates of deposit was generated primarily through the use of Internet listing services to attract balances from other financial institutions and through relationships with local municipalities.

Short Term Advances from FHLB. Short-term advances from the FHLB were zero at both June 30, 2017 and September 30, 2016. We anticipate continuing to use short term advances from time to time to manage liquidity.

Long Term Advances from FHLB. Long-term advances from the FHLB were unchanged at $20.0 million at June 30, 2017 and September 30, 2016.

Advance Payments By Borrowers For Property Taxes and Insurance.  Advance payments by borrowers for property taxes and insurance decreased by $2.0 million, or 36.2%, to $3.5 million at June 30, 2017 from $5.5 million at September 30, 2016 due to seasonal disbursements to customers in December 2016 to enable the payment of mortgagees’ property taxes offset by ongoing monthly payments by borrowers.

Total Stockholders' Equity.  Total stockholders' equity increased $162,000 to $79.8 million at June 30, 2017 from $79.6 million at September 30, 2016.  The increase resulted primarily from net income of $2.3 million during the nine months ended June 30, 2017, the allocation of ESOP shares of $631,000, stock based compensation expense of $631,000 and the exercise of 7,808 stock options for $122,000, offset by a decrease in other comprehensive income of $1.2 million and the repurchase of 113,086 shares of common stock for $2.4 million during the same period.

Delinquent Loans

The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated:

	30-59 Days		Loans Delinquent For 60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017:
Real estate loans:
Single family	5	$499	—	$—	2	$51	7	$550
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	1	42	—	—	—	—	1	42
Total real estate	6	541	—	—	2	51	8	592
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	3	20	—	—	11	100	14	120
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	3	20	—	—	12	127	15	147
Total	9	$561	—	$—	14	$178	23	$739
At September 30, 2016:
Real estate loans:
Single family	5	$239	3	$426	2	$73	10	$738
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	239	3	426	2	73	10	738
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	3	11	4	39	7	149	14	199
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	3	11	4	39	8	176	15	226
Total	8	$250	7	$465	10	$249	25	$964

Classified Assets

The following table details the Company’s classified and Special Mention loans and assets as graded by the Company at the dates indicated:

	At June 30, 2017	At September 30, 2016
	(In thousands)
Classified Loans:
Doubtful	$—	$—
Substandard — performing:
Real estate loans:
Single family	1,214	1,418
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	1	2
Total real estate loans	1,215	1,420
Commercial business loans	1,050	—
Consumer loans:
Home equity lines of credit	65	68
Other consumer loans	—	—
Total consumer loans	65	68
Total substandard — performing	2,330	1,488
Substandard — Nonperforming:
Real estate loans:
Single family	66	337
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate loans	66	337
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	27	27
Other consumer loans	—	—
Total consumer loans	27	27
Total substandard — nonperforming	93	364
Total classified loans	2,423	1,852
Foreclosed real estate	118	99
Total classified assets	$2,541	$1,951
Special mention:
Real estate loans:
Single family	$—	$—
Multi-family	—	—
Commercial real estate - non-owner occupied	—	396
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate loans	—	396
Commercial business loans	—	214
Consumer loans:
Home equity lines of credit	—	—
Other consumer loans	—	—
Total consumer loans	—	—
Total special mention	—	610
Total classified assets and special mention loans	$2,541	$2,561

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

	At June 30, 2017	At September 30, 2016
	(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Single family	$66	$338
Multi family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Total real estate	66	338
Commercial business loans	—	—
Consumer loans:
Home equity lines of credit	34	36
Education	100	188
Other consumer loans	—	—
Total consumer loans	134	224
Total nonaccrual loans (1)	200	562
Loans greater than 90 days delinquent and still accruing:
Total delinquent loans accruing	—	—
Total non-performing loans	200	562
Foreclosed assets:
Single family	118	99
Multi-family	—	—
Commercial real estate - non-owner occupied	—	—
Commercial real estate - owner occupied	—	—
Construction and land	—	—
Home equity lines of credit	—	—
Total foreclosed assets	118	99
Total nonperforming assets	$318	$661

Performing troubled debt restructurings	$1,296	$3,021

Ratios:
Nonperforming loans to total loans	0.03%	0.10%
Nonperforming assets to total assets	0.04%	0.09%
Nonperforming assets and troubled debt restructurings to total assets	0.20%	0.52%
_______________________

(1)	There were no troubled debt restructurings that were on non-accrual status at June 30, 2017 or September 30, 2016.

The increase in Substandard loans during the nine months ended June 30, 2017, resulted primarily from the downgrade of a commercial loan relationship during the period due to deterioration in the borrower's financial condition and performance.

The decrease in delinquent loans and non-performing assets at June 30, 2017, from their balances at September 30, 2016, was due to a number of single family and education loan customers bringing their loans current during the period.

Interest income that would have been recorded for the three and nine months ended June 30, 2017, had non-accruing loans been current according to their original terms, amounted to approximately $3,000 and $10,000, respectively.  There was $0 in interest related to these loans included in interest income for the three and nine months ended June 30, 2017, respectively.

Other Loans of Concern.   There were no other loans at June 30, 2017 that are not already disclosed where there is information about possible credit problems of borrowers available to our management that would cause management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that are reasonably likely to result in disclosure of such loans in the future.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General.  Net income for the three months ended June 30, 2017 was $818,000 compared to $906,000 for the three months ended June 30, 2016. The decrease in net income of $88,000 was due primarily to increases in noninterest expenses of $505,000 and income tax expense of $80,000, and a decrease in noninterest income of $153,000, which were offset by an increase in net interest margin of $450,000 and a decrease in the provision for loan losses of $200,000.

Interest and Dividend Income. Interest and dividend income increased $679,000, or 11.8%, to $6.4 million for the three months ended June 30, 2017 from $5.8 million for the three months ended June 30, 2016. This increase was attributable to increases of $399,000 in interest income on loans receivable and $280,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $76.7 million, or 12.6%, to $687.3 million for the three months ended June 30, 2017 from $610.6 million for the three months ended June 30, 2016. The yield on average interest-earning assets increased by 1 basis point to 3.80% for the three months ended June 30, 2017 from 3.79% for the three months ended June 30, 2016.

The average balance of loans increased $36.8 million to $554.9 million for the three months ended June 30, 2017 from $518.1 million for the three months ended June 30, 2016. The average yield on loans increased by 1 basis point to 4.08% for the three months ended June 30, 2017 from 4.07% for the three months ended June 30, 2016.

The average balance of investment securities increased by $36.2 million, or 42.4%, to $121.5 million for the three months ended June 30, 2017 from $85.4 million for the three months ended June 30, 2016, while the average yield on investment securities increased 33 basis points to 2.61% for the three months ended June 30, 2017 compared to 2.28% for the three months ended June 30, 2016.

Interest Expense. Total interest expense increased $229,000, or 33.8%, to $906,000 for the three months ended June 30, 2017 from $677,000 for the three months ended June 30, 2016.  Interest expense on deposit accounts increased $239,000 to $844,000 for the three months ended June 30, 2017 from $605,000 for the three months ended June 30, 2016.

The average balance of deposits and interest-bearing liabilities increased $71.9 million, or 12.0%, to $672.8 million for the three months ended June 30, 2017 from $600.9 million for the three months ended June 30, 2016. The average cost of deposits and interest-bearing liabilities increased 8 basis points to 0.53% for the three months ended June 30, 2017 from 0.45% for the three months ended June 30, 2016.

The average balance of interest bearing deposits increased $80.4 million to $535.0 million for the three months ended June 30, 2017 from $454.6 million for the three months ended June 30, 2016, and the average cost of interest bearing deposits increased 10 basis points to 0.63% from 0.53% between these same periods. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $53.8 million and the average balance of lower cost checking, savings and money market accounts only increasing by $26.6 million. Additionally, the average balance of non-interest bearing demand deposits increased by $6.7 million which helped hold the increase in our overall cost of deposits to only 9 basis points.

Interest expense on borrowings decreased $11,000 to $61,000 for the three months ended June 30, 2017 from $72,000 for the three months ended June 30, 2016. The decrease was due to an increase in the average cost of borrowings of 20 basis points to 1.02% for the three months ended June 30, 2017 from 0.82% for the three months ended June 30, 2016 offset by a decrease in the average balance of borrowings of $15.2 million for the three months ended June 30, 2017.

Net Interest Income. Net interest income increased $450,000, or 8.8%, to $5.5 million for the three months ended June 30, 2017 from $5.1 million for the three months ended June 30, 2016.  Our net interest margin decreased by 9 basis points to 3.26% for the three months ended June 30, 2017 from 3.35% for the three months ended June 30, 2016.  Our net interest margin was impacted negatively by an increase in the cost of deposits and interest-bearing liabilities between these periods, offset by a smaller increase in the yield on our loan portfolio and an increase in the yield on our investment portfolio.

Provision for Loan Losses.  We recorded a provision for loan losses of $50,000 for the three months ended June 30, 2017 compared to $250,000 for the three months ended June 30, 2016.  The decrease in the provision resulted from continued improvement in our levels of non-performing loans, in addition to continued improvement in our net charge-off performance. The allowance for loan losses was $5.6 million, or 0.97% of total loans, at June 30, 2017, compared to $5.2 million, or 0.97% of total loans, at September 30, 2016, and $5.1 million, or 0.96% of total loans, at June 30, 2016.

Total nonperforming loans were $200,000, or 0.03% of total loans, at June 30, 2017, compared to $562,000, or 0.10% of total loans, at September 30, 2016. As a percentage of nonperforming loans, the allowance for loan losses was 2,806.0% at June 30, 2017, compared to 933.1% at September 30, 2016.

Total classified loans were $2.4 million at June 30, 2017, compared to $1.9 million at September 30, 2016, and $2.1 million at June 30, 2016.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and September 30, 2016.

Non-Interest Income.  Non-interest income decreased $153,000, or 9.3%, to $1.5 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016. This decrease was primarily related to decreases in gains on sales of loans of $53,000 and gains on sales of securities of $191,000, offset by increases in servicing fee income of $87,000 and gains on sales of other assets of $32,000 between periods.

The decrease in gains on sales of loans resulted from a decrease in the volume of fixed rate mortgage loans sold on the secondary market during the quarter ended June 30, 2017. The volume decreased as a result of an increase in long term mortgage rates in response to the actions of the Federal Reserve Board to increase the Fed Funds rate in December 2016, March 2017 and June 2017. The decrease in gains on sales of securities resulted from reduced sales activity in the current period. During the three months ended June 30, 2017, we sold $588,000 of investment securities compared to $15.5 million during the three months ended June 30, 2016. In 2016, we were actively restructuring our investment portfolio. The increase in servicing fee income resulted primarily from the recovery of a portion of the valuation reserve on originated mortgage servicing rights as a result of the increase in market interest rates during the quarter ended June 30, 2017. The gain on sale of other assets resulted from the sale of our wealth management line of business to a third party.

Non-Interest Expense.  Non-interest expense increased $505,000, or 9.8%, to $5.7 million for the three months ended June 30, 2017, from $5.2 million for the three months ended June 30, 2016. This increase was primarily caused by increases in compensation and employee benefits of $449,000, occupancy, furniture and equipment expense of $149,000, data processing expense of $91,000 and accounting, legal and other professional fees of $57,000. These increases were partially offset by a decrease in other expenses of $248,000 between the periods.

The increase in compensation and employee benefits resulted as we paid our former Chairman under the terms of his employment contract upon the termination of that contract during the quarter. The opening of our Madison loan production office in May 2016 and improvements to our information technology and compliance capabilities also resulted in increases to compensation and employee benefits expense and occupancy, furniture and equipment expense between the periods. The increase in data processing expense resulted primarily from increased processing fees related to debit card transactions and increased use of electronic banking services by our commercial banking customers. The increase in accounting, legal and other professional fees resulted from expenses related to the termination of the employment contract of our former Chairman and expenses related to recruiting of commercial lenders. The decrease in other expense resulted primarily from the reduction in real estate held for investment between the periods.

Provision for Income Taxes.  Income tax expense was $490,000 for the three months ended June 30, 2017, compared to $410,000 for the three months ended June 30, 2016.  The effective tax rate as a percent of pre-tax income was 37.5% and 31.2% for the three months ended June 30, 2017 and 2016, respectively. The increase in the effective tax rate between periods was the result of an increase in stock-based compensation expense (ESOP and equity compensation plans) for tax purposes offset by the effect of an increase in the average balance of tax-exempt securities to $33.5 million for the three months ended June 30, 2017 compared to $7.8 million for the three months ended June 30, 2016.

Comparison of Operating Results for the Nine Months Ended June 30, 2017 and June 30, 2016

General.  Net income for the nine months ended June 30, 2017 was $2.3 million compared to $2.8 million for the nine months ended June 30, 2016. The decrease in net income of $507,000 was due primarily to an increase in noninterest expenses of $1.6 million and a decrease in noninterest income of $214,000, which were offset by an increase in net interest margin of $886,000 and a decrease in income tax expense of $255,000 and our provision for loan losses of $175,000.

Interest and Dividend Income. Interest and dividend income increased $1.4 million, or 8.2%, to $18.5 million for the nine months ended June 30, 2017 from $17.1 million for the nine months ended June 30, 2016. This increase was attributable to increases of $977,000 in interest income on loans receivable and $419,000 in interest and dividend income on investment securities and interest bearing deposits.

The average balance of interest-earning assets increased $63.8 million, or 10.7%, to $662.2 million for the nine months ended June 30, 2017 from $598.4 million for the nine months ended June 30, 2016. The yield on average interest-earning assets decreased by 5 basis points to 3.76% for the nine months ended June 30, 2017 from 3.81% for the nine months ended June 30, 2016.

The average balance of loans increased $37.2 million to $543.4 million for the nine months ended June 30, 2017 from $506.2 million for the nine months ended June 30, 2016. The average yield on loans decreased by 4 basis points to 4.06% for the nine months ended June 30, 2017 from 4.10% for the nine months ended June 30, 2016.  This decrease in our average yield on loans reflected the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment.

The average balance of investment securities increased by $25.5 million, or 30.0%, to $110.3 million for the nine months ended June 30, 2017 from $84.8 million for the nine months ended June 30, 2016, while the average yield on investment securities increased 11 basis points to 2.42% for the nine months ended June 30, 2017 compared to 2.31% for the nine months ended June 30, 2016.

Interest Expense. Total interest expense increased $510,000, or 26.7%, to $2.4 million for the nine months ended June 30, 2017 from $1.9 million for the nine months ended June 30, 2016.  Interest expense on deposit accounts increased $504,000 to $2.2 million for the nine months ended June 30, 2017 from $1.7 million for the nine months ended June 30, 2016.

The average balance of deposits and interest-bearing liabilities increased $57.2 million, or 9.7%, to $645.8 million for the nine months ended June 30, 2017 from $588.7 million for the nine months ended June 30, 2016. The average cost of deposits and interest-bearing liabilities increased 7 basis points to 0.50% for the nine months ended June 30, 2017 from 0.43% for the nine months ended June 30, 2016.

The average balance of interest bearing deposits increased $61.8 million to $508.0 million for the nine months ended June 30, 2017 from $446.2 million for the nine months ended June 30, 2016, and the average cost of interest bearing deposits increased 7 basis points to 0.59% from 0.52% between these same periods. This increase in the cost of interest bearing deposits was caused by a change in the composition of our interest bearing deposits, with the average balance of higher cost certificates of deposit increasing by $39.5 million and the average balance of lower cost checking, savings and money market accounts increasing by only $22.3 million. Additionally, the average balance of non-interest bearing demand deposits increased by $6.9 million which helped hold the increase in our overall cost of deposits to only 6 basis points.

Interest expense on borrowings increased $5,000 to $171,000 for the nine months ended June 30, 2017 from $166,000 for the nine months ended June 30, 2016. The increase was due to an increase in the average cost of borrowings of 32 basis points to 0.98% for the nine months ended June 30, 2017 from 0.66% for the nine months ended June 30, 2016. The increase in the average cost was partially offset by a decrease in the average balance of borrowings of $11.5 million for the nine months ended June 30, 2017. This increase in the average cost resulted from an increase in average long-term FHLB advances to $20.0 million for the nine months ended June 30, 2017 from $14.1 million for the nine months ended June 30, 2016.

Net Interest Income. Net interest income increased $886,000, or 5.8%, to $16.0 million for the nine months ended June 30, 2017 from $15.2 million for the nine months ended June 30, 2016.  Our net interest margin decreased by 12 basis points to 3.27% for the nine months ended June 30, 2017 from 3.39% for the nine months ended June 30, 2016.  Our net interest margin was impacted negatively by a decrease in the yield on our loan portfolio as a result of the growth in our loan portfolio at current market rates and the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment, partially offset by an increase in yield on our investment portfolio. Our net interest margin was also impacted by an increase in the cost of deposits and interest-bearing liabilities between these periods.

Provision for Loan Losses.  We recorded a provision for loan losses of $350,000 for the nine months ended June 30, 2017 compared to $525,000 for the nine months ended June 30, 2016.  For additional information regarding our allowance for loan losses and certain related ratios at June 30, 2017, September 30, 2016 and June 30, 2016, see "--Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016--Provision for Loan Losses" above.

The allowance for loan losses reflects the balance we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2017 and September 30, 2016.

Non-Interest Income.  Non-interest income decreased $214,000, or 4.45%, to $4.6 million for the nine months ended June 30, 2017 from $4.8 million for the nine months ended June 30, 2016. The decrease was primarily related to decreases in each of gain on sale of securities of $198,000, service fees on deposit accounts of $85,000 and other income of $126,000, offset by an increase in servicing fee income of $230,000 between periods.

The decrease in gains on sales of securities resulted from reduced sales activity in the current period. During the nine months ended June 30, 2017, we sold $1.4 million of investment securities compared to $24.2 million during the nine months ended June 30, 2016. In 2016, we were actively restructuring our investment portfolio. The decrease in service fees on deposit accounts resulted from lower interchange rates received on debit card transactions and slightly reduced overdraft activity on our checking accounts. The decrease in other income occurred because the 2016 period included a large prepayment penalty received on a commercial real estate loan. The increase in servicing fee income resulted primarily from the recovery of a portion of the valuation reserve on originated mortgage servicing rights as a result of the increase in market interest rates during the period.

Non-Interest Expense.  Non-interest expense increased $1.6 million, or 10.7%, to $16.6 million for the nine months ended June 30, 2017, from $15.0 million for the nine months ended June 30, 2016. This increase was primarily caused by increases in compensation and employee benefits of $1.3 million, occupancy, furniture and equipment expense of $446,000, data processing expense of $234,000 and accounting, legal and other professional fees of $147,000. These increases were partially offset by a decrease in other expenses of $512,000 between the periods.

The increase in compensation and employee benefits resulted from an increase in the accrual for ESOP expense as we made an additional principal payment on our ESOP loan at the end of the ESOP plan year on December 31, 2016 and we intend to make a similar additional principal payment again at the end of calendar year 2017. Additionally, we paid our former Chairman under the terms of his employment contract upon the termination of that contract during the quarter. The opening of our Madison loan production office in May 2016 and improvements to our information technology and compliance capabilities also resulted in increases to compensation and employee benefits expense and occupancy, furniture and equipment expense between the periods. The increase in data processing expense resulted primarily from increased processing fees related to debit card transactions and increased use of electronic banking services by our commercial banking customers. The increase in accounting, legal and other professional fees resulted primarily from expenses related to the termination of the employment contract of our former Chairman and expenses related to recruiting commercial lenders. The decrease in other expense resulted primarily from the reduction in real estate held for investment between the periods.

Provision for Income Taxes.  Income tax expense was $1.4 million for the nine months ended June 30, 2017, compared to $1.6 million for the nine months ended June 30, 2016.  The effective tax rate as a percent of pre-tax income was 37.0% and 36.4% for the nine months ended June 30, 2017 and 2016, respectively.

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

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$554,885	$5,665	4.08%	$518,053	$5,266	4.07%
Taxable securities	88,049	551	2.50	77,595	418	2.15
Securities exempt from federal income taxes(1)	33,491	242	2.89	7,778	68	3.50
Fed funds sold and other interest-earning deposits	10,901	66	2.42	7,187	34	1.89
Total interest-earning assets	687,326	6,524	3.80%	610,613	5,786	3.79%
Noninterest-earning assets	69,370			75,164
Total assets	$756,696			$685,777

Liabilities and stockholders' equity:
Non interest-bearing demand deposits	$117,732	$—	—%	$111,054	$—	—%

Checking accounts	136,744	119	0.35	144,786	103	0.28
Passbook and statement savings	139,501	49	0.14	132,237	46	0.14
Variable rate money market	73,515	64	0.35	46,128	51	0.44
Certificates of deposit	185,233	612	1.32	131,477	405	1.23
Total interest-bearing deposits	534,993	844	0.63	454,628	605	0.53
Total deposits	652,725	844	0.52	565,682	605	0.43

Short-term FHLB advances	38	—	1.23	15,264	13	0.34
Long-term FHLB advances	20,000	61	1.00	20,000	59	1.18
Line of credit	40	1	3.84	—	—	—
Total Borrowings	20,078	62	1.02	35,264	72	0.82

Total deposits and interest-bearing liabilities	672,803	906	0.53%	600,946	677	0.45%

Other liabilities	7,652			8,375
Total liabilities	680,455			609,321
Stockholders' equity	76,241			76,456
Total liabilities and stockholders' equity	$756,696			$685,777

Net interest income		$5,618			$5,109
Net interest rate spread			3.26%			3.34%
Net interest-earning assets	$14,523			$9,667
Net interest margin			3.26%			3.35%
Average of interest-earning assets to interest-bearing liabilities			102.16%			101.61%

	For the Nine Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost

Assets:
Loans	$543,377	$16,526	4.06%	$506,160	$15,549	4.10%
Taxable securities	79,658	1,346	2.25	79,321	1,320	2.22
Securities exempt from federal income taxes(1)	30,623	653	2.84	5,493	147	3.57
Fed funds sold and other interest-earning deposits	8,496	156	2.45	7,376	97	1.75
Total interest-earning assets	662,154	18,681	3.76%	598,350	17,113	3.81%
Noninterest-earning assets	66,944			75,236
Total assets	$729,098			$673,586

Liabilities and stockholders' equity:
Non interest-bearing demand deposits	$116,012	$—	—%	$109,113	$—	—%

Checking accounts	148,105	351	0.32	141,862	298	0.28
Passbook and statement savings	136,007	142	0.14	129,374	135	0.14
Variable rate money market	56,297	157	0.37	46,863	151	0.43
Certificates of deposit	167,592	1,596	1.27	128,111	1,158	1.21
Total interest-bearing deposits	508,001	2,246	0.59	446,210	1,742	0.52
Total deposits	624,013	2,246	0.48	555,323	1,742	0.42

Short-term FHLB advances	1,802	9	0.67	19,208	36	0.25
Long-term FHLB advances	20,000	162	1.01	14,124	130	1.23
Line of credit	26	1	3.61	—	—	—
Total Borrowings	21,828	172	0.98	33,332	166	0.66

Total deposits and interest-bearing liabilities	645,841	2,418	0.50%	588,655	1,908	0.43%

Other liabilities	7,661			7,576
Total liabilities	653,502			596,231
Stockholders' equity	75,596			77,355
Total liabilities and stockholders' equity	$729,098			$673,586

Net interest income		$16,263			$15,205
Net interest rate spread			3.26%			3.38%
Net interest-earning assets	$16,313			$9,695
Net interest margin			3.27%			3.39%
Average of interest-earning assets to interest-bearing liabilities			102.53%			101.65%

(1)	Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% federal tax rate.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities.  Net cash provided by operating activities was $4.5 million and $1.7 million for the nine months ended June 30, 2017 and June 30, 2016, respectively.  Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities, proceeds from maturing securities and pay downs on mortgage-backed securities, was $69.9 million and $30.6 million for the nine months ended June 30, 2017 and June 30, 2016, respectively.  During the nine months ended June 30, 2017, we purchased $40.5 million and sold $1.4 million in securities held as available-for-sale, and during the nine months ended June 30, 2016, we purchased $39.3 million and sold $24.2 million in securities held as available-for-sale.  Net cash provided by financing activities was $93.3 million and $30.2 million for the nine months ended June 30, 2017 and June 30, 2016, respectively, and consisted principally of increases in deposit accounts and net FHLB borrowings offset by the purchase of Company stock.

At June 30, 2017, Westbury Bank exceeded all of its regulatory capital requirements with Tier 1 leverage capital of $74.1 million, or 9.77% of adjusted total assets, which is above the well-capitalized level of $37.9 million, or 5.00%; Common Equity Tier 1 capital of $74.1 million, or 11.86% of risk-weighted assets, which is above the well-capitalized level of $40.6 million, or 6.50%; Tier 1 capital of $74.1 million, or 11.86% of risk-weighted assets, which is above the well-capitalized level of $50.0 million, or 8.00%; and total risk-based capital of $79.8 million, or 12.76% of risk-weighted assets, which is above the well-capitalized level of $62.5 million, or 10.00%.  Accordingly, Westbury Bank was categorized as well-capitalized at June 30, 2017 under all Prompt Corrective Action Provisions as determined by the OCC, our primary regulator.

At June 30, 2017, we had outstanding commitments to originate loans of $21.9 million, unused commercial lines of credit of $101.5 million, unused home equity lines of credit of $27.7 million, and stand-by letters of credit of $1.6 million.  We anticipate that we will have sufficient funds available to meet our current loan origination commitments.  Certificates of deposit that are scheduled to mature in less than one year from June 30, 2017 totaled $101.8 million.  Management expects that a substantial portion of the maturing certificates of deposit will be renewed.  However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 at reaching a level of reasonable assurance.

During the quarter ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2017, we were not involved in any legal proceedings, the outcome of which, in our reasonable opinion, would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities. None.

(b)	Use of Proceeds. None.

(c)	Repurchase of Equity Securities.

On February 9, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's then outstanding shares. The shares may be purchased under the current repurchase program in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of June 30, 2017, 244,858 shares had been purchased under the current plan.

The table below sets forth Westbury Bancorp Inc.'s common stock repurchases during the three months ended June 30, 2017.

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2017	1,900	$20.98	1,900	223,568
May 1 - May 31, 2017	2,600	20.14	2,600	220,968
June 1 - June 30, 2017	42,920	20.06	42,920	178,048
Total	47,420	$20.11	47,420
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

Westbury Bancorp, Inc.

Date: July 26, 2017

/s/ Greg J. Remus
Greg J. Remus
Chairman, President and Chief Executive Officer

/s/ Kirk J. Emerich
Kirk J. Emerich
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Release Agreement among Westbury Bancorp, Inc., Westbury Bank and Raymond F. Lipman dated as of April 20, 2017.
31.1	Certification of Greg J. Remus, Chairman, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Kirk J. Emerich, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32
Certification of Greg J. Remus, Chairman, President and Chief Executive Officer, and Kirk J. Emerich, Executive Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Unaudited Consolidated Financial Statements

_
* - This certification is not "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended.
______________________________________