Form 10-K
period 2017-09-30
Westbury Bancorp, Inc.
filed 2017-12-05
CIK 1553326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of December 4, 2017, there were 3,850,057 issued and outstanding shares of the Registrant’s Common Stock. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on the NASDAQ Capital Market on March 31, 2017 (the last day of the Registrant's most recently completed fiscal second quarter) was $70.5 million. Shares of common stock held by any executive officer or director of the Registrant have been excluded from this computation because such persons may be deemed affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

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

•
we have in recent periods identified multi-family, commercial real estate and construction loans as areas for lending emphasis. We have had, in particular, higher levels of commercial real estate lending (including non-owner occupied commercial real estate loans) in recent periods. Although we believe we have employed the appropriate management, sales, and administrative personnel (including personnel tasked with managing and monitoring loan concentrations in these areas), as well as installed the appropriate systems and procedures, to support this lending emphasis and higher levels of loans in these categories, these types of loans have historically carried greater risk, to varying degrees, of payment default than loans to retail borrowers. As the volume of commercial lending in these loan categories increases, our credit risk may increase. Construction loans have the additional risk of potential non-completion of the project. In the event of increased defaults from commercial borrowers or non-

completion of construction projects, our provision for loan losses would further increase and loans may be written off and, therefore, earnings would be reduced. In addition, costs associated with the administration of problem loans increase and, therefore, earnings would be further reduced. Further, as the portion of the Company's loans secured by real estate increases (including those related to construction projects), the Company becomes increasingly exposed to fluctuations in real estate values and the real estate markets, as well as being exposed to potential environmental liabilities and related compliance burdens.  If we fail to adequately monitor and evaluate trends in the real estate markets and to assess potential environmental risks, the value of the collateral we hold may be less than expected;

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
Westbury Bancorp, Inc.
Westbury Bancorp, Inc. (the “Company”) was incorporated in the State of Maryland on August 10, 2012 and became the savings and loan holding company for Westbury Bank (the “Bank”) following the consummation of the mutual-to-stock conversion of WBSB Bancorp, MHC, the Bank’s former mutual holding company, which was completed on April 9, 2013. The sole business of the Company is its ownership of the Bank. At September 30, 2017, we had total consolidated assets of $790.3 million, net loans of $602.0 million, total deposits of $675.8 million and stockholders' equity of $81.1 million.
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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At September 30,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Single family(1)	$163,780	26.95%	$158,541	29.41%	$153,141	30.73%
Multifamily	134,094	22.06	123,623	22.93	105,750	21.22
Commercial real estate - non-owner occupied	151,686	24.96	117,971	21.88	110,833	22.24
Commercial real estate - owner occupied	68,839	11.33	63,108	11.71	52,124	10.46
Construction and land	18,860	3.10	16,230	3.01	18,831	3.78
Total real estate	537,259	88.39	479,473	88.94	440,679	88.43
Commercial business loans	53,149	8.74	40,836	7.57	38,200	7.66
Consumer loans:
Home equity lines of credit	14,034	2.31	14,969	2.78	14,881	2.99
Education	2,865	0.47	3,401	0.63	4,106	0.82
Automobile	348	0.06	241	0.04	207	0.04
Other consumer loans	153	0.03	221	0.04	316	0.06
Total consumer loans	17,400	2.86	18,832	3.49	19,510	3.91
Total loans	$607,808	100.00%	$539,141	100.00%	$498,389	100.00%
Net deferred loan costs	60		138		366
Allowance for loan losses	5,760		5,244		4,598
Total loans, net	$601,988		$533,759		$493,425

	September 30,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
Single family(1)	$135,337	32.13%	$132,496	38.15%
Multifamily	76,396	18.14	47,178	13.59
Commercial real estate - non-owner occupied	93,141	22.11	80,522	23.20
Commercial real estate - owner occupied	41,980	9.98	31,715	9.13
Construction and land	16,362	3.88	10,629	3.06
Total real estate	363,216	86.24	302,540	87.13
Commercial business loans	37,675	8.95	25,003	7.20
Consumer loans:
Home equity lines of credit	14,275	3.40	13,652	3.93
Education	4,694	1.11	5,189	1.49
Automobile	327	0.08	405	0.12
Other consumer loans	994	0.24	393	0.11
Total consumer	20,290	4.82	19,639	5.66
Total loans	$421,181	100.00%	$347,182	100.00%
Net deferred loan costs	235		136
Allowance for loan losses	4,072		4,266
Total loans, net	$416,874		$342,780

(1)	Excludes single family mortgage loans held for sale of $827,000, $1.9 million, $431,000, $326,000 and $1.0 million, respectively, at September 30, 2017, 2016, 2015, 2014, and 2013.

Loan Portfolio Maturities. The following table sets forth the contractual maturities of our total loan portfolio at September 30, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Single Family	Multifamily	Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner Occupied	Construction and Land	Commercial
	(Dollars in thousands)
Due During the Year Ending September 30
2018	$1,037	$9,187	$24,100	$2,868	$2,234	$16,804
2019	1,570	29,744	19,765	6,979	4,342	14,203
2020	2,135	37,205	35,005	20,599	3,807	2,838
2021 to 2022	4,809	35,525	38,576	21,749	388	13,836
2023 to 2027	33,481	20,800	33,171	16,235	1,505	5,468
2028 to 2032	45,905	163	693	190	424	—
2033 and beyond	74,843	1,470	376	219	6,160	—

Total	$163,780	$134,094	$151,686	$68,839	$18,860	$53,149

	Home Equity Lines of Credit	Education	Automobile	Other Consumer	Total
	(Dollars in thousands)
Due During the Year Ending September 30
2018	$5,182	$301	$21	$60	$61,794
2019	2,253	310	83	18	79,267
2020	321	294	111	9	102,324
2021 to 2022	9	540	133	—	115,565
2023 to 2027	33	940	—	66	111,699
2028 to 2032	49	320	—	—	47,744
2033 and beyond	6,187	160	—	—	89,415

Total	$14,034	$2,865	$348	$153	$607,808

The following table sets forth our fixed- and adjustable-rate loans at September 30, 2017 that are due after September 30, 2018.

	Due After September 30, 2018
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Single family	$84,893	$77,850	$162,743
Multifamily	112,057	12,850	124,907
Commercial real estate - non-owner occupied	122,537	5,049	127,586
Commercial real estate - owner occupied	64,203	1,768	65,971
Construction and land	4,590	12,036	16,626
Total real estate loans	388,280	109,553	497,833
Commercial business loans	25,777	10,568	36,345
Consumer loans:
Home equity lines of credit	91	8,761	8,852
Education	2,564	—	2,564
Automobile	327	—	327
Other consumer loans	93	—	93
Total consumer loans	3,075	8,761	11,836
Total loans	$417,132	$128,882	$546,014
Loan Approval Procedures and Authority. Pursuant to applicable law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Westbury Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At September 30, 2017, our largest credit relationship totaled $10.5 million and was secured by non-owner-occupied real estate in our market area. At September 30, 2017, this loan was performing in accordance with its terms. Our second largest relationship at this date was a $10.3 million loan secured by owner-occupied real estate in our market area. At September 30, 2017, this loan was performing in accordance with its terms. Both loans comply with our loans to one borrower limits at September 30, 2017.
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
Individual officers and employees do not have approval authority with respect to residential real estate loans. We use the Desktop Underwriter™ system for residential real estate loans, and any loans that are not approved under this system, and loans in excess of the current Fannie Mae eligibility guidelines, may only be approved by our management loan committee, which consists of our Executive Vice President - Community Banking, our Vice President - Retail Loan Operations, our Vice President - Underwriting and our Assistant Vice President - Consumer Lending for loans up to $500,000. For loans exceeding $500,000, the Chief Financial Officer or Chief Credit Officer are included to increase the approval limit to $1,000,000. Residential real estate loans greater than $1,000,000 must be approved by the directors' loan committee, which consists of at least three independent directors.
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
In addition, any two persons, one of whom reports directly to the other, may approve commercial business, commercial real estate and multifamily lending relationships up to the aggregate of their individual lending authorities. Our President, our Executive Vice President - Commercial Lending, our Chief Credit Officer and our Chief Financial Officer may, together, approve a commercial business, commercial real estate or multifamily lending relationship of up to $5,000,000. Aggregate credit exposure to one borrower in excess of $5,000,000 must be approved by the directors’ loan committee, which consists of at least three independent directors. Our President, our Executive Vice President - Commercial Lending, our Chief Financial Officer and our Chief Credit Officer participate in directors’ loan committee meetings, but are not voting members of the committee. Approval of the directors’ loan committee requires the approval of all of the independent directors serving on the committee.
Commercial Real Estate and Multifamily Lending. Consistent with our strategy to diversify our loan portfolio and increase the yield on our loan portfolio, we are focused on increasing our origination of commercial real estate and multifamily loans, with a target loan size of between $2.0 million to $8.0 million. At September 30, 2017, we had $354.6 million in commercial real estate and multifamily loans, representing 58.3% of our total loan portfolio compared to $304.7 million, or 56.5% of our total loan portfolio at September 30, 2016. Subject to future economic, market and regulatory conditions, we intend to engage in a disciplined increase in commercial real estate and multifamily lending in our market area.
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

Set forth below is information regarding our commercial real estate and multifamily loans, by industry, at September 30, 2017.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Multifamily	84	$134,094
Commercial real estate development and rental	95	151,686
Total non-owner occupied real estate:	179	285,780

Owner-occupied real estate:
Education services	6	14,397
Real estate, rental and leasing	24	13,247
Manufacturing	17	12,243
Health care and social	9	7,932
Retail trade	10	4,710
Professional, scientific, and technical services	7	4,603
Construction	8	3,859
Other services	18	3,770
Transportation and warehousing	3	1,376
Wholesale trade	2	1,055
Arts, entertainment, and recreation	2	606
Accommodation and food	4	598
Finance and insurance	3	425
Remediation services	1	18
Total owner-occupied real estate:	114	$68,839

Total	293	$354,619

At September 30, 2017, the average loan balance of our outstanding commercial real estate and multifamily loans was $1.2 million, and the largest of such loans was a $10.5 million loan secured by non-owner-occupied real estate in our market area. This loan was performing in accordance with its original terms at September 30, 2017.
We consider a number of factors in originating commercial real estate and multifamily loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service coverage ratio of at least 1.20x for commercial real estate loans and 1.15x for multifamily loans. All commercial real estate and multifamily loans are appraised by outside independent appraisers approved by the Bank's Board of Directors. We also have an independent third party review of each appraisal, and conduct an internal valuation of any commercial real estate or multifamily property. We generally extend credit based upon the lowest valuation of the three methods.
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
Single Family Residential Real Estate Lending. At September 30, 2017, we had $163.8 million of loans secured by single family (considered to be housing consisting of no more than four units) real estate, representing 26.9% of our total loan portfolio. In addition, at September 30, 2017, we had $827,000 of residential mortgages held for sale. We originate fixed-rate and adjustable-rate residential mortgage loans and home equity loans. At September 30, 2017, 52.2% of our single family residential real estate loans due after 2018 were fixed-rate loans, and 47.8% of such loans were adjustable-rate loans.
Our fixed-rate single family residential real estate loans are generally underwritten according to Fannie Mae guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae, which as of September 30, 2017 was generally $417,000 for single-family homes in our market area. Substantially all of our home equity loans are adjustable-rate loans, and are originated in accordance with the same standards as single family residential loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA and VA loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA and VA guidelines. Virtually all of our single family residential real estate loans are secured by properties located in our market area.
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
We do not offer “interest only” mortgage loans on permanent single family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We do not offer an interest-only home equity loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on single family residential real estate loans (i.e., loans to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments or bankruptcies, or loans to borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).
We also sell, in the secondary market, a significant portion of the longer-term (20 to 30 year) fixed-rate residential mortgage loans that we originate, on both a servicing-retained and servicing-released, non-recourse basis, while retaining shorter-term (10 to 15 year) fixed-rate residential mortgage loans and adjustable rate residential mortgage loans, in order to manage the maturity and time to repricing of our loan portfolio. We also originate FHA and VA loans for sale on a servicing-released basis. During the years ended September 30, 2017 and September 30, 2016, we sold $34.3 million and $48.4 million of residential mortgage loans, respectively. At September 30, 2017 and 2016, we serviced a portfolio of $100.9 million and $126.1 million, respectively, of residential mortgage loans that we had originated and sold.

Commercial Business Lending. At September 30, 2017, we had $53.1 million of commercial business loans, representing 8.7% of our total loan portfolio. Our commercial business loans are generally term loans with terms of one to five years, and are generally made to businesses, with revenues between $3.0 million and $20.0 million, operating in our market area, for purchasing equipment, property improvements, business expansion or acquisition, or working capital, with a target loan size of between $1.0 million to $2.0 million. Our commercial business loans are generally secured by equipment, furniture and fixtures, inventory, accounts receivable or other business assets, or, in very limited circumstances, may be unsecured. If a commercial business loan is secured by equipment, we fix the maturity of a term loan to correspond to 80% of the useful life of equipment purchased or seven years, whichever is less. We also offer regular lines of credit and revolving lines of credit with terms of up to 12 months to finance short-term working capital needs such as accounts payable and inventory. Our commercial lines of credit are generally priced on an adjustable-rate basis and may be secured or, in very limited circumstances, unsecured. We generally obtain personal guarantees with commercial business loans.
We also offer commercial business loans utilizing the Small Business Administration’s ("SBA") various programs.  The loan guaranty provided under the SBA program reduces our credit risk.  In addition, the guaranteed portion of the credit can be sold in the secondary market generating fee income opportunities.  We face recourse liability on these loans if they do not meet all SBA requirements. We address this risk by utilizing a third-party SBA partner which specializes in underwriting, portfolio composition and servicing of SBA credit facilities. The Bank has Preferred Lender Status with the SBA. During the year ended September 30, 2017, we originated no SBA guaranteed commercial business loans.
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
The table below sets forth information regarding our commercial business loans at September 30, 2017.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Manufacturing	71	$33,163
Construction	19	6,987
Transportation and warehousing	11	3,336
Real estate, rental and leasing	7	2,183
Wholesale trade	10	1,980
Public administration	2	1,925
Retail trade	4	1,221
Professional, scientific, and technical services	8	1,192
Remediation services	10	671
Other services	7	264
Health care and social	5	206
Arts, entertainment, and recreation	1	21
Total	155	$53,149

At September 30, 2017, the average loan balance of our outstanding commercial business loans was $343,000, and the largest outstanding balance of such loans was a $7.4 million loan secured by corporate assets including corporate owned life insurance. This loan was performing in accordance with its original terms at September 30, 2017.
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
Construction and Land Lending. At September 30, 2017, we had $18.9 million, or 3.1% of our total loan portfolio, in construction and land loans. Of these, $5.6 million were loans on vacant land held for development by individuals for their primary residences, $8.7 million were commercial construction and land development loans, and $4.5 million were loans for the construction by individuals of their primary residences. All $5.6 million of loans on vacant land were fully amortizing loans, with the borrower obligated to pay principal and interest. At September 30, 2017, our largest construction and land loan was a $2.4 million loan secured by a multifamily property in our market area. This loan was performing in accordance with its original terms at September 30, 2017.
Our residential construction loans generally have initial terms of 12 months (subject to extension), during which the borrower pays interest only. Upon completion of construction, these loans convert to conventional amortizing mortgage loans. Our residential construction loans have rates and terms comparable to single family residential real estate loans that we originate. The maximum loan-to-value ratio of our residential construction loans is generally 80% of the lesser of the appraised value of the completed property or the contract price for the land plus the value of the improvements, and up to 90% for loans where the borrower obtains private mortgage insurance. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans, except that all residential construction loans are appraised by independent appraisers approved by the Bank's Board of Directors.
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
All construction and land development loans are appraised by independent appraisers approved by the Bank's Board of Directors. All borrowers are required to obtain title insurance, property and casualty insurance, and, if the property is determined to be located in a flood zone area, flood insurance. The provider of title insurance on these loans inspects the properties for progress and authorizes all draws.
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

The table below sets forth, by type of collateral property, the number and amount of our construction and land loans at September 30, 2017, all of which are secured by properties located in our market area.

	Number of Loans	Balance
		(Dollars in thousands)
Single family construction	17	$4,542
Multifamily construction	5	4,525
Commercial construction	19	4,170
Land	63	5,623
Total	104	$18,860

Consumer Lending. At September 30, 2017, we had $17.4 million, or 2.9% of our loan portfolio, in consumer loans, including $14.0 million in home equity lines of credit, $2.9 million in education loans and $501,000 in other consumer loans.
Home Equity Lines of Credit. At September 30, 2017, we had $14.0 million, or 2.3% of our loan portfolio, in home equity lines of credit. Our home equity lines of credit are secured by residential property, and generally have no set maturity. We do not extend home equity lines of credit unless the combined loan-to-value ratio of all senior mortgages and the line of credit is less than 80%. We offer fixed and variable rate home equity lines of credit, with variable rate home equity lines of credit bearing interest rates based upon the prime rate, subject to maximum rates. Unused commitments on home equity lines of credit were $28.1 million at September 30, 2017.
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
At September 30, 2017, the average loan balance of our outstanding home equity lines of credit was $23,400. The largest outstanding balance of any such loan was $2.3 million. This loan was performing in accordance with its original terms at September 30, 2017. The borrower is a local commercial real estate loan customer; however, the residential property securing this loan is located out of our market area. Approximately 60% of our home equity lines of credit are secured by property where we also hold the first mortgage.
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
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, our management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
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
We may sell a certain amount of the fixed-rate single-family mortgage loans we originate into the secondary market. We are approved to sell similar loans to the Federal Home Loan Bank of Chicago, Fannie Mae and Freddie Mac, on a servicing-retained basis, but have not sold to them in recent years. We also originate residential mortgage loans for sale on a servicing-released basis. In addition, all FHA and VA loans and single family residential loans secured by non-owner-occupied properties are originated for sale in the secondary market on a servicing-released basis. Otherwise, we consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that we believe to be most advantageous to us from a profitability and risk management standpoint. For the year ended September 30, 2017, we sold no mortgage loans on a servicing-retained basis and $34.3 million of mortgage loans on a servicing-released basis. For the year ended September 30, 2016, we sold no mortgage loans on a servicing-retained basis and $48.4 million of mortgage loans on a servicing-released basis. At September 30, 2017 and 2016, we serviced $100.9 million and $126.1 million, respectively, of fixed-rate, single family residential real estate loans that we originated and sold in the secondary market.
From time to time, we may purchase commercial loan participations secured by properties within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. We use loan participations sold to manage our loan concentrations and to enable us to make loans to customers with credit needs that exceed our legal lending limit. We held $14.4 million and $9.5 million, respectively, of commercial loan participations purchased in our loan portfolio and serviced $44.3 million and $37.2 million, respectively, of commercial loan participations sold at September 30, 2017 and 2016.
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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2017:
Real estate loans:
Single family	10	$825	—	$—	1	$3	11	$828
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	1	25	1	25
Total real estate	10	825	—	—	2	28	12	853
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	—	—	—	—
Education	2	14	4	136	11	106	17	256
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	2	14	4	136	11	106	17	256
Total	12	$839	4	$136	13	$134	29	$1,109

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2016:
Real estate loans:
Single family	5	$239	3	$426	2	$73	10	$738
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	—	—
Total real estate	5	239	3	426	2	73	10	738
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	27	1	27
Education	3	11	4	39	7	149	14	199
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	3	11	4	39	8	176	15	226
Total	8	$250	7	$465	10	$249	25	$964

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2015:
Real estate loans:
Single family	10	$473	1	$83	5	$340	16	$896
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Construction and land	1	4	—	—	—	—	1	4
Total real estate	11	477	1	83	5	340	17	900
Commercial business loans	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	3	190	3	190
Education	5	79	—	—	10	245	15	324
Automobile	—	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	5	79	—	—	13	435	18	514
Total	16	$556	1	$83	18	$775	35	$1,414

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2014:
Real estate loans:
Single family	16	$1,623	2	$162	6	$450	24	$2,235
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	1	178	—	—	1	32	2	210
Commercial real estate - owner occupied	—	—	1	163	1	164	2	327
Construction and land	—	—	—	—	—	—	—	—
Total real estate	17	1,801	3	325	8	646	28	2,772
Commercial business loans	—	—	—	—	2	22	2	22
Consumer loans:
Home equity lines of credit	3	228	—	—	3	129	6	357
Education	4	28	6	44	10	120	20	192
Automobile	—	—	—	—	1	2	1	2
Other consumer loans	—	—	—	—	—	—	—	—
Total consumer loans	7	256	6	44	14	251	27	551
Total	24	$2,057	9	$369	24	$919	57	$3,345

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At September 30, 2013:
Real estate loans:
Single family	4	$406	11	$1,571	20	$2,888	35	$4,865
Multi-family	—	—	—	—	—	—	—	—
Commercial real estate - non-owner occupied	—	—	3	5,305	—	—	3	5,305
Commercial real estate - owner occupied	—	—	1	180	2	1,069	3	1,249
Construction and land	—	—	—	—	1	192	1	192
Total real estate	4	406	15	7,056	23	4,149	42	11,611
Commercial business loans	2	27	—	—	—	—	2	27
Consumer loans:
Home equity lines of credit	5	116	4	90	7	266	16	472
Education	6	64	3	26	14	108	23	198
Automobile	—	—	1	1	3	4	4	5
Other consumer loans	1	2	—	—	—	—	1	2
Total consumer loans	12	182	8	117	24	378	44	677
Total	18	$615	23	$7,173	47	$4,527	88	$12,315

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
When management classifies problem assets as either substandard or doubtful, after reviewing the assets for impairment, it may establish specific allowances in an amount deemed prudent by management to cover probable losses. When an insured institution classifies problem assets as “loss,” it is required to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to discretion by management and to a review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
In connection with the filing of our periodic reports and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch list” initially because of financial weaknesses even though the loan is currently performing as agreed or because of delinquency status. Management reviews the status of each loan on our watch list on a quarterly basis with the directors’ loan committee and then with the full Bank Board of Directors. If a loan deteriorates in asset quality, the classification is changed to “special mention,” “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”
On the basis of this review of our assets, we had classified or held as special mention the following assets as of the date indicated:

	At September 30,
	2017	2016	2015	2014	2013
		(Dollars in thousands)
Classified Loans:
Loss	$—	$—	$—	$—	$—
Doubtful	—	—	—	—	—
Substandard – performing:
Real estate loans:
Single family	966	1,418	1,390	1,239	623
Multi-family	—	—	—	160	173
Commercial real estate - non-owner occupied	—	—	—	342	186
Commercial real estate - owner occupied	—	—	307	1,135	552
Construction and land	1	2	—	5	—
Total real estate loans	967	1,420	1,697	2,881	1,534
Commercial business loans	980	—	1,639	82	5
Consumer loans:
Home equity lines of credit	64	68	55	58	61
Other consumer loans	—	—	—	—	—
Total consumer loans	64	68	55	58	61
Total substandard – performing	2,011	1,488	3,391	3,021	1,600

Substandard – Nonperforming:
Real estate loans:
Single family	16	337	195	596	3,903
Multi-family	—	—	—	0	2,638
Commercial real estate - non-owner occupied	—	—	—	186	35
Commercial real estate - owner occupied	—	—	—	164	1,249
Construction and land	25	—	—	0	191
Total real estate loans	41	337	195	946	8,016
Commercial business loans	—	—	—	22	—
Consumer loans:
Home equity lines of credit	—	27	190	129	285
Other consumer loans	—	—	—	2	3
Total consumer loans	—	27	190	131	288
Total substandard – nonperforming	41	364	385	1,099	8,304

Total classified loans(1)	2,052	1,852	3,776	4,120	9,904

Foreclosed real estate	—	99	283	2,355	1,690

Total classified assets	$2,052	$1,951	$4,059	$6,475	$11,594

Special mention:
Real estate loans:
Single family	$—	$—	$—	$118	$121
Multi-family	—	—	—	445	—
Commercial real estate - non-owner occupied	—	396	410	424	1,221
Commercial real estate - owner occupied	—	—	—	434	1,328
Construction and land	—	—	—	—	—
Total real estate loans	—	396	410	1,421	2,670
Commercial business loans	—	214	—	0	928
Consumer loans:
Home equity lines of credit	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Total consumer loans	—	—	—	—	—
Total special mention	—	610	410	1,421	3,598

Total classified assets and special mention loans	$2,052	$2,561	$4,469	$7,896	$15,192

(1)
Includes $16,000, $364,000, $385,000, $727,000 and $2.2 million respectively, at September 30, 2017, September 30, 2016, September 30, 2015, September 30, 2015, and September 30, 2013 of homogeneous single family real estate mortgage loans, home equity lines of credit and other consumer loans that were not, at those dates, subject to detailed internal evaluation or formally risk-rated by the Bank, but that were, at such dates, 90 or more days past due and not covered by private mortgage insurance, and, in accordance with internal policy, are included herein as substandard because the loans are non-performing.

Classified assets remained essentially unchanged at September 30, 2017 from September 30, 2016 due to our ongoing efforts to improve credit quality and resolve problem credits in our loan portfolio in a timely, cost-effective manner. The increase in substandard performing loans was the result of the classification during the 2017 fiscal year of a commercial and industrial loan relationship totaling $1.0 million. This loan was performing as agreed as of September 30, 2017, but was classified due to the borrower's recent financial performance. The decrease in foreclosed real estate was the result of loans transferred to foreclosed properties of $167,000, offset by sales of $267,000 of properties and valuation adjustments of $9,000 for the year ended September 30, 2017.
Non-Performing Assets. Non-performing assets decreased to $283,000, or 0.04% of total assets, at September 30, 2017 from $661,000, or 0.09% of total assets, at September 30, 2016. General economic conditions, including the profitability of commercial enterprises, declines in real estate values and excess inventory in housing markets, were the primary cause of elevated levels of delinquencies and foreclosures in our real estate loan portfolio through 2013. Improvement in economic and market conditions and our enhanced efforts focused on loan collection and problem loan resolution since 2013 have led to improvements in the levels of delinquencies and foreclosed assets. At September 30, 2017, $14,000, or 4.9%, of total nonaccrual loans were current on their loan payments.
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
Troubled debt restructurings are loans that have renegotiated loan terms to assist borrowers who are unable to meet the original terms of their loans, with modifications to loan terms including a lower interest rate, a reduction in principal, or a longer term to maturity. We generally do not forgive principal or interest on loans. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for longer amortization schedules (up to 40 years), or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests.Troubled debt restructurings are restored to accrual status when the obligation is brought current, has performed in accordance with the revised contractual terms for six months and the ultimate collectability of the total contractual principal and interest is deemed probable. At September 30, 2017, we had four loans totaling $1.3 million that were classified as troubled debt restructurings. Of these, none were included in our non-accrual loans at such date as they have been performing for at least six consecutive months under the modified loan terms and the ultimate collectability of the total contractual principal and interest has been deemed probable.

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

	At September 30,
	2017	2016	2015	2014	2013
			(Dollars in thousands)
Nonaccrual loans:
Real estate loans:
Single family	$16	$338	$340	$791	$4,207
Multi family	—	—	—	—	2,638
Commercial real estate - non-owner occupied	—	—	—	186	34
Commercial real estate - owner occupied	—	—	—	164	1,249
Construction and land	25	—	—	—	192
Total real estate	41	338	340	1,141	8,320
Commercial business loans	—	—	—	22	—
Consumer loans:
Home equity lines of credit	—	36	203	145	285
Education	242	188	260	120	134
Automobile	—	—	—	2	4
Other consumer loans	—	—	—	—	0
Total consumer loans	242	224	463	267	423
Total nonaccrual loans(1)	283	562	803	1,430	8,743

Loans greater than 90 days delinquent and still accruing:
Total delinquent loans accruing	—	—	—	—	—

Total non-performing loans	283	562	803	1,430	8,743

Foreclosed assets:
Single family	—	99	89	653	427
Multi-family	—	—	—	458	551
Commercial real estate - non-owner occupied	—	—	—	—	0
Commercial real estate - owner occupied	—	—	194	1,149	448
Construction and land	—	—	—	95	264
Total foreclosed assets	—	99	283	2,355	1,690

Total nonperforming assets	$283	$661	$1,086	$3,785	$10,433

Performing troubled debt restructurings	$1,268	$3,021	$3,134	$3,507	$3,166

Ratios:
Nonperforming loans to total loans	0.05%	0.10%	0.16%	0.34%	2.52%
Nonperforming assets to total assets	0.04%	0.09%	0.17%	0.67%	1.92%
Nonperforming assets and troubled debt restructurings to total assets	0.20%	0.52%	0.66%	1.28%	2.50%

(1)	Includes $0, $0, $0, $195,000 and $5.4 million, respectively, of troubled debt restructurings that were on non-accrual status at September 30, 2017, 2016, 2015, 2014 and 2013

Interest income that would have been recorded for the years ended September 30, 2017 and 2016 had non-accruing loans been current according to their original terms amounted to $8,000 and $31,000, respectively. Interest of approximately zero and $14,000 related to these loans was included in interest income for the years ended September 30, 2017 and 2016, respectively.

Non-performing single family residential real estate loans totaled $16,000 at September 30, 2017 and consisted of two loans, of which the largest totaled $14,000. There were no non-performing commercial real estate loans at September 30, 2017. Other non-performing loans totaled $25,000 at September 30, 2017.
Foreclosed real estate totaled zero at September 30, 2017.
At September 30, 2017, our largest non-performing loan relationship was an education loan totaling $83,000 secured by a government guarantee.
Other Loans of Concern. There were no other loans at September 30, 2017 that are not already disclosed where there is information about possible credit problems of borrowers that caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.
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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	For the Years Ended September 30,
	2017	2016	2015	2014	2013

	(Dollars in thousands)

Balance at beginning of period	$5,244	$4,598	$4,072	$4,266	$6,690

Charge-offs:
Real estate loans:
Single family	(21)	(176)	(257)	(870)	(1,922)
Multi-family	—	—	(99)	—	—
Commercial real estate - non-owner occupied	—	—	(63)	(8)	(534)
Commercial real estate - owner occupied	—	—	(52)	(246)	(1,069)
Construction and land	(19)	—	—	—	(198)
Total real estate	(40)	(176)	(471)	(1,124)	(3,723)
Commercial business loans	—	—	(14)	(159)	(125)
Consumer loans:
Home equity lines of credit	—	(10)	(24)	(5)	(118)
Education	—	—	—	—	—
Automobile	—	—	(2)	(1)	(7)
Other consumer loans	—	—	—	(47)	(2)
Total consumer loans	—	(10)	(26)	(53)	(127)
Total charge-offs	(40)	(186)	(511)	(1,336)	(3,975)

Recoveries:
Real estate loans:
Single family	1	13	18	161	81
Multi-family	—	—	—	4	1
Commercial real estate - non-owner occupied	—	—	—	15	—
Commercial real estate - owner occupied	6	2	36	20	20
Construction and land	—	—	—	10	—
Total real estate	7	15	54	210	102
Commercial business loans	14	32	22	43	56
Consumer loans:
Home equity lines of credit	78	—	—	—	11
Education	—	—	—	—	—
Automobile	—	—	5	1	2
Other consumer loans	7	10	6	338	—
Total consumer loans	85	10	11	339	13
Total recoveries	106	57	87	592	171

Net (charge-offs) recoveries	66	(129)	(424)	(744)	(3,804)
Provision for loan losses	450	775	950	550	1,380

Balance at end of period	$5,760	$5,244	$4,598	$4,072	$4,266

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.01)%	0.03%	0.09%	0.20%	1.05%
Allowance for loan losses to nonperforming loans at end of period	2,035.34%	933.10%	572.60%	284.76%	48.80%
Allowance for loan losses to total loans at end of period	0.95%	0.97%	0.92%	0.97%	1.23%

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

	At September 30, 2017				At September 30, 2016
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single family	$775	13.45%	$163,780	26.95%	$980	18.69%	$158,541	29.41%
Multi-family	1,176	20.42	134,094	22.06	1,015	19.36	123,623	22.93
Commercial real estate - non-owner occupied	1,734	30.10	151,686	24.96	1,519	28.97	117,971	21.88
Commercial real estate - owner occupied	1,015	17.62	68,839	11.33	813	15.50	63,108	11.71
Construction and land	357	6.20	18,860	3.10	344	6.56	16,230	3.01
Total real estate	5,057		537,259		4,671		479,473
Commercial business loans	645	11.20	53,149	8.74	500	9.53	40,836	7.57
Consumer loans:
Home equity lines of credit	57	0.99	14,034	2.31	70	1.33	14,969	2.78
Other consumer loans	1	0.02	3,366	0.55	3	0.06	3,863	0.71
Total consumer loans	58		17,400		73		18,832

Total loans (excluding net deferred loan fees and costs)	$5,760	100.00%	$607,808	100.00%	$5,244	100.00%	$539,141	100.00%

	At September 30, 2015				At September 30, 2014
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single family	$1,073	23.34%	$153,141	30.73%	$1,072	26.33%	$135,337	32.13%
Multi-family	1,013	22.03	105,750	21.22	757	18.59	76,396	18.14
Commercial real estate - non-owner occupied	1,091	23.73	110,833	22.24	679	16.68	93,141	22.11
Commercial real estate - owner occupied	513	11.15	52,124	10.46	733	18.00	41,980	9.97
Construction and land	330	7.18	18,831	3.78	301	7.39	16,362	3.89
Total real estate	4,020		440,679		3,542		363,216
Commercial business loans	498	10.83	38,200	7.66	454	11.15	37,675	8.95
Consumer loans:
Home equity lines of credit	74	1.61	14,881	2.99	75	1.84	14,275	3.39
Other consumer loans	6	0.13	4,629	0.92	1	0.02	6,015	1.42
Total consumer loans	80		19,510		76		20,290

Total loans (excluding net deferred loan fees and costs)	$4,598	100.00%	$498,389	100.00%	$4,072	100.00%	$421,181	100.00%

	At September 30, 2013
	Allowance for Loan Losses	As a Percentage of Total Allowance	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real estate loans:
Single family	$1,873	43.90%	$132,496	38.16%
Multi-family	165	3.87	47,178	13.59
Commercial real estate - non-owner occupied	1,217	28.53	80,522	23.19
Commercial real estate - owner occupied	284	6.66	31,715	9.14
Construction and land	374	8.77	10,629	3.06
Total real estate	3,913		302,540
Commercial business loans	211	4.95	25,003	7.20
Consumer loans:
Home equity lines of credit	136	3.19	13,652	3.94
Other consumer loans	6	0.14	5,987	1.72
Total consumer loans	142		19,639

Total loans (excluding net deferred loan fees and costs)	$4,266	100.00%	$347,182	100.00%

At September 30, 2017, our allowance for loan losses represented 0.95% of total loans and 2,035.34% of non-performing loans whereas at September 30, 2016, our allowance for loan losses represented 0.97% of total loans and 933.10% of non-performing loans. The decrease in non-performing loans to $283,000 at September 30, 2017 from $562,000 at September 30, 2016, coupled with loan loss provisions and net recoveries to the allowance for loan losses, resulted in the improvement in the ratio of allowance for loan losses to non-performing loans. We recorded $66,000 in net recoveries and $129,000 in net charge-offs during the years ended September 30, 2017 and September 30, 2016, respectively.

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
Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended and subject to the approval of the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our Chief Financial Officer and our President and Chief Executive Officer. All investment transactions are reviewed at regularly scheduled monthly meetings of the board of directors.

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
Our investment policy also requires that certain investment instruments be rated, and that our investment portfolio be appropriately diversified. At September 30, 2017, none of the collateral underlying our securities portfolio was considered subprime or Alt-A, and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae.
U.S. Government and Agency Obligations. At September 30, 2017, we had U.S. government and agency securities with a carrying value of $25,000, which constituted 0.02% of our securities portfolio. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.
Residential Mortgage-Backed Securities. At September 30, 2017, we had residential mortgage-backed securities with a carrying value of $55.8 million, which constituted 44.7% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our residential mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
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
Collateralized Mortgage Obligations (CMO). At September 30, 2017, we had CMOs with a carrying value of $6.4 million, which constituted 5.1% of our securities portfolio. CMOs issued by United States Government agencies and government-sponsored enterprises are also more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, CMOs may be used to collateralize our borrowings. Investments in CMOs involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such investments, thereby affecting the net yield on our securities. However, they are generally less susceptible to prepayment risk than mortgage-backed securities as they are structured to provide a more predictable payment stream to the holder of the CMO. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments. All of our CMOs are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Commercial Mortgage-Backed Securities. At September 30, 2017, we had commercial mortgage-backed securities with a carrying value of $17.7 million, which constituted 14.2% of our securities portfolio. Commercial mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of multifamily mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Westbury Bank. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our commercial mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Corporate Securities. At September 30, 2017, we had corporate securities with a carrying value of $255,000. The corporate securities have maturities not in excess of ten years. These securities generally provide higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in corporate securities, from time to time, to the extent appropriate, for generating returns in our investment portfolio.
Municipal Securities. At September 30, 2017, we had taxable municipal securities available for sale with a carrying value of $11.8 million, tax exempt municipal securities available for sale with a carrying value of $30.6 million, and tax exempt municipal securities held to maturity with a carrying value of $2.1 million which constituted 9.5%, 24.5%, and 1.7% of our securities portfolio, respectively. Most of our current municipal securities are issued by Wisconsin municipalities and have maturities not in excess of 12 years. These securities generally provide slightly higher yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as such other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago totaling $1.3 million at September 30, 2017. The Federal Home Loan Bank common stock is carried at cost and is classified as restricted equity securities. We may be required to purchase additional Federal Home Loan Bank stock if we increase borrowings from the Federal Home Loan Bank in the future.

Securities Portfolio Composition. The following table sets forth the amortized cost and fair value of our securities portfolio at the dates indicated. Securities available for sale are carried at fair value.

	At September 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$25	$25	$24	$25	$24	$25
U.S. Government agency residential mortgage-backed securities	56,209	55,801	40,289	40,750	39,380	39,692
U.S. Government agency collateralized mortgage obligations	6,450	6,373	2,674	2,680	1,963	1,941
U.S. Government agency commercial mortgage-backed securities	17,780	17,720	11,376	11,526	13,993	14,099
Corporate securities	250	255	—	—	2,852	2,862
Municipal securities:
Taxable	11,861	11,837	12,756	13,109	19,285	19,466
Tax-exempt	30,959	30,590	25,730	25,682	2,209	2,201
Total available for sale securities	123,534	122,601	92,849	93,772	79,706	80,286
Securities held to maturity:
Municipal securities -Tax-exempt	2,125	2,181	2,293	2,392	2,459	2,490
Total Investment Securities	$125,659	$124,782	$95,142	$96,164	$82,165	$82,776

At September 30, 2017, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our total stockholders' equity.

Securities Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of our securities at September 30, 2017. Securities available for sale are carried at fair value. Mortgage-backed securities, including collateralized mortgage obligations, are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan repayments. In addition, under the structure of some of our CMOs, the short- and intermediate-term tranche interests have repayment priority over the longer term tranche interests of the same underlying mortgage pool. Some of our U.S. Government and agency securities are callable at the option of the issuer. Yields on our tax-exempt securities are presented on a tax-equivalent basis. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. These repricing schedules have not been reflected in the table below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in thousands)

Securities available-for-sale:
Government sponsored enterprise securities:
Debentures	$—	—%	$25	2.00%	$—	—%	$—	—%	$25	2.00%	$25
U.S. Government agency residential mortgage-backed securities	15	5.74	4,457	2.53	18,512	2.52	33,225	2.20	56,209	2.34	55,801
U.S. Government agency collateralized mortgage obligations	—	—	696	1.86	2,526	2.12	3,228	2.39	6,450	2.23	6,373
U.S. Government agency commercial mortgage-backed securities	—	—	989	2.18	8,731	2.12	8,060	1.76	17,780	1.96	17,720
Corporate securities	—	—	—	—	250	4.50	—	—	250	4.50	255
Municipal securities:
Taxable	476	2.40	7,258	2.46	4,127	2.94	—	—	11,861	2.65	11,837
Tax-exempt	0	—	7,688	1.30	17,941	1.93	5,330	2.87	30,959	1.93	30,590
Total securities available-for-sale:	491	2.50	21,113	2.02	52,087	2.27	49,843	2.21	123,534	2.21	122,601
Securities held to maturity:
Municipal securities - tax-exempt	171	1.45	717	2.11	1,013	3.14	224	3.55	2,125	2.70	2,181
Total	$662	2.23%	$21,830	2.02%	$53,100	2.29%	$50,067	2.22%	$125,659	2.22%	$124,782

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
Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing and interest-bearing checking accounts, passbook and statement savings accounts, variable rate money market accounts, and certificates of deposit. A significant majority of our deposits are transaction accounts, which we believe are less susceptible than certificates of deposit to large-scale withdrawals as a result of changes in interest rates. At September 30, 2017, our core deposits, which are deposits other than time deposits and certificates of deposit, were $491.2 million, representing 72.7% of total deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not in the past held, and currently do not hold, brokered deposits. We do generate certificates of deposit using QwickrateTM and National CD RatelineTM, both of which are Internet-based deposit rate listing services, as alternative funding sources. These outlets also serve to support our contingency funding plan. At September 30, 2017 and 2016, certificates of deposit generated via these alternative funding sources totaled $51.3 million, or 7.6%, and $53.9 million, or 9.1%, of our total deposit balances respectively.
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
The following table sets forth the distribution of total deposits by account type, for the periods indicated.

	For Years Ended September 30,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$118,864	18.71%	n/a	$110,600	19.70%	n/a
Interest bearing	137,922	21.71%	0.28%	142,252	25.34%	0.28%
Passbook and statement savings accounts	136,948	21.56%	0.14%	130,363	23.22%	0.14%
Variable rate money market accounts	68,516	10.78%	0.47%	47,267	8.42%	0.43%
Certificates of deposit	173,047	27.24%	1.30%	130,955	23.32%	1.21%
Total deposits	$635,297	100.00%	0.50%	$561,437	100.00%	0.42%

	For Year Ended September 30,
	2015
	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Checking accounts:
Noninterest-bearing	$82,524	16.36%	n/a
Interest bearing	144,203	28.59%	0.27%
Passbook and statement savings accounts	124,962	24.78%	0.15%
Variable rate money market accounts	43,367	8.60%	0.33%
Certificates of deposit	109,269	21.67%	1.10%
Total deposits	$504,325	100.00%	0.38%

The following table sets forth our deposit activities for the periods indicated.

	For the Years Ended September 30,
	2017	2016	2015
	(Dollars in thousands)

Beginning balance	$591,977	$531,020	$454,928
Net deposits before interest credited	80,674	58,589	74,170
Interest credited	3,146	2,368	1,922
Net increase in deposits	83,820	60,957	76,092
Ending balance	$675,797	$591,977	$531,020

The following table sets forth all of our certificates of deposit classified by interest rate as of the dates indicated.

	At September 30,
	2017	2016	2015
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$14,702	$52,769	$46,433
1.00% - 2.00%	157,173	88,571	68,030
2.00% - 2.99%	12,700	5,131	7,733
3.00% - 3.99%	14	51	63
Total	$184,589	$146,522	$122,259

The following table sets forth the amount and maturities of all of our certificates of deposit by interest rate at September 30, 2017.

	At September 30, 2017
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1.00%	$14,702	$—	$—	$—	$14,702	7.96%
1.00% - 1.99%	88,206	35,606	24,422	8,939	157,173	85.15%
2.00% - 2.99%	—	587	3,447	8,666	12,700	6.88%
3.00% - 3.99%	14	—	—	—	14	0.01%
Total	$102,922	$36,193	$27,869	$17,605	$184,589	100.00%

As of September 30, 2017 and 2016, the aggregate amount of all of our certificates of deposit in amounts greater than or equal to $100,000 were $118.2 million and $89.6 million, respectively. The following table sets forth the maturity of these certificates as of September 30, 2017 and 2016.

	At September 30,
	2017	2016
	(Dollars in thousands)
Three months or less	$9,559	$4,083
Over three months through six months	22,624	14,008
Over six months through one year	36,141	20,449
Over one year	49,876	51,048

Total	$118,200	$89,588

As of September 30, 2017 and 2016, the aggregate amount of all of our certificates of deposit in amounts greater than or equal to $250,000 were $44.5 million and $26.2 million, respectively. The following table sets forth the maturity of these certificates as of September 30, 2017 and 2016.

	At September 30,
	2017	2016
	(Dollars in thousands)
Three months or less	$1,641	$751
Over three months through six months	12,145	2,682
Over six months through one year	23,308	8,421
Over one year	7,382	14,300

Total	$44,476	$26,154

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At September 30, 2017, we had $24.0 million of outstanding advances from the Federal Home Loan Bank of Chicago. At September 30, 2017, based on available collateral and our ownership of Federal Home Loan Bank stock, and based upon our internal policy, the Bank had access to additional Federal Home Loan Bank advances of up to $182.3 million and an additional $10.0 million in overnight advances with our correspondent bank. In addition, the Company had a $4.0 million line of credit with an unaffiliated bank.
The following table sets forth the maturity of advances from the Federal Home Loan Bank of Chicago as of September 30, 2017.

	At September 30, 2017
	Amount	Weighted Ave Rate
	(Dollars in thousands)
Due in one year or less	$4,000	1.18%
Due after one year through five years	14,000	1.27
Due after five years through ten years	6,000	1.27

Total	$24,000	1.26%

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the years indicated.

	At or For the Year Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Balance outstanding at end of year:
FHLB short-term advances	$4,000	$—	$18,000
FHLB long-term advances	20,000	20,000	—
Line of credit – unaffiliated bank	—	—	—
Maximum amount outstanding at any month-end:
FHLB short-term advances	$17,000	$37,000	$56,000
FHLB long-term advances	20,000	20,000	—
Line of credit – unaffiliated bank	500	—	—
Weighted average interest rate at end of year:
FHLB short-term advances	1.18%	—%	0.13%
FHLB long-term advances	1.27	1.02	—
Line of credit – unaffiliated bank	—	—	—

Average amount outstanding during the year:
FHLB short-term advances	$3,716	$17,562	$26,856
FHLB long-term advances	20,000	15,601	—
Line of credit – unaffiliated bank	70	—	—
Weighted average interest rate during the year:
FHLB short-term advances	1.00%	0.28%	0.14%
FHLB long-term advances	1.12	1.19	—
Line of credit – unaffiliated bank	4.29	—	—
Personnel
As of September 30, 2017, we had 125 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiaries
Westbury Bancorp, Inc. wholly owns Westbury Bank. Westbury Bank has one subsidiary as of September 30, 2017. That subsidiary, WBSB Real Estate LLC, is a Wisconsin limited liability company that was formed to own certain of Westbury Bank’s foreclosed properties from time to time.
Another subsidiary of the Bank was dissolved during fiscal 2016. That subsidiary, CRH, Inc., was a Wisconsin corporation that had been formed to own and operate commercial real estate for investment purposes.

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
In August 2017, the Bank applied to the State of Wisconsin to convert to a state commercial bank charter. The charter application is currently under consideration by the Wisconsin Department of Financial Institutions ("WDFI"). Should the application be approved, the Bank would be subject to examination and regulation by the WDFI instead of the OCC. The Bank would continue to be subject to examination by the FDIC as well. As part of the conversion, the Company would convert to a bank holding company and continue to be subject to examination and supervision by, and would continue to be required to file certain reports with, the Federal Reserve Board.
In September 2017, the Company announced its intention to voluntarily delist from NASDAQ and deregister its common stock with the U.S. Securities and Exchange Commission ("SEC"). The Company stopped trading on NASDAQ on October 13, 2017 and thereafter its common stock began being quoted on the OTCQX Market beginning on October 16, 2017. The Company filed a Form 25 (Notification of Removal from Listing) with the SEC on October 6, 2017. The Company also filed a Form 15 with the SEC on October 16, 2017 to terminate its registration under Section 12(g) of the Exchange Act. It is expected that the Section 12(g) deregistration will be effective on January 15, 2018. On or about January 15, 2018, the Company also expects to file a second Form 15 to suspend the Company's duty to file reports with the SEC. Upon the filing of this second Form 15, the Company's obligation to file reports with the SEC, including Forms 10-K, 10-Q and 8-K, will be suspended immediately. The Company's financial statements will continue to be audited by its independent registered public accounting firm and the Company intends to publish quarterly and annual financial information via press releases or by postings on the OTCQX website (www.otcmarkets.com) and the Bank's website (www.westburybankwi.com).
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
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements created a new required ratio for common equity Tier 1 ("CET1") capital, increased the leverage and Tier 1 capital ratios, changed the risk weight of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets: (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends or paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC's prompt corrective action standards changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Bank meets all these new requirements, including the full capital conservation buffer.

At September 30, 2017, the Bank’s capital exceeded all applicable requirements and is considered "well-capitalized".
Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2017, Westbury Bank had no borrowers for which it was not in compliance with the loans-to-one borrower limitations.
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
A federal savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to enforcement action for a violation of law. At September 30, 2017, Westbury Bank maintained 69.59% of its portfolio assets in qualified thrift investments and, therefore, satisfied the QTL test. Westbury Bank has satisfied the QTL test in each of the last 12 months.
Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date period plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.
Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Westbury Bank, must still file a notice with the Federal Reserve Board at least 30 days before the Bank's board of directors declares a dividend or approves a capital distribution.
A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, the Bank’s ability to pay dividends will be limited if the Bank does not have the capital conservation buffer required by the new capital rules, which may limit the ability of the Company to pay dividends to its stockholders.
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
At September 30, 2017, the Bank met the criteria for being considered “well capitalized.”
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
In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2017, the annualized FICO assessment was equal to 0.54 basis points of total assets less tangible capital.
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
Federal Reserve System. Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $115.1 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $115.1 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $15.5 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. As of September 30, 2017, Westbury Bank was in compliance with these requirements.
Federal Home Loan Bank System. Westbury Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Chicago, Westbury Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2017, Westbury Bank was in compliance with this requirement. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. Westbury Bank reviews for impairment based on the ultimate recoverability of the cost basis of the Federal Home Loan Bank of Chicago stock. As of September 30, 2017, no impairment has been recognized.

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
Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in a change in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.
Emerging Growth Company Status
The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an emerging growth company under the JOBS Act.
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
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
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
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2017, the Company had $959,000 of minimum tax credit carryforwards which do not expire.
Corporate Dividends. We may exclude from our income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State Taxation
The Company and the Bank are subject to Wisconsin’s corporate income tax, which is imposed at a flat rate of 7.9% on apportioned "adjusted gross income." "Adjusted gross income," for purposes of the Wisconsin corporate income tax, begins with taxable income as defined by Section 62 of the Internal Revenue Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several modifications pursuant to Wisconsin tax regulation.
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
We conduct our business at eight banking offices located in Washington and Waukesha Counties, Wisconsin and loan production offices located in Dane and Outagamie Counties, Wisconsin.  We own all of our banking center facilities and lease the loan production offices.  We operate nine ATMs at our branches and one other at a stand-alone location.  We believe that all of our properties and equipment are well maintained, in good operating condition (reasonable wear and tear excepted) and adequate for all of our present and anticipated needs.  We believe our facilities in the aggregate are suitable and adequate to operate our banking and related business. See Note 7 of the notes to our consolidated financial statements for additional information regarding our premises and equipment.

ITEM 3.	Legal Proceedings.
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2017, we do not believe we are involved in any legal proceedings or claims, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures.
Not Applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)Market Information, Holders and Dividend Information. Our common stock was previously traded on the Nasdaq Capital Market under the symbol “WBB.” Effective October 13, 2017, Westbury Bancorp, Inc. delisted from the NASDAQ Capital Market. Effective October 16, 2017, Westbury Bancorp, Inc.'s common stock began trading on the OTCQX U.S. Premier Market under the symbol "WBBW". The number of holders of record of Westbury Bancorp, Inc.’s common stock as of September 30, 2017 was 347. Westbury Bancorp, Inc. common stock began trading on April 11, 2013. Certain shares of Westbury Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number, but we believe it is substantially higher than the number of record holders.
The following table presents quarterly market (showing the high and low trading prices and not necessarily closing market prices) and dividend information for Westbury Bancorp, Inc.’s common stock for each quarter during fiscal years 2017 and 2016, as reported on the Nasdaq Capital Market.

Fiscal Year Ended September 30, 2017	High	Low	Dividends

Quarter ended September 30, 2017	$20.85	$19.53	N/A

Quarter ended June 30, 2017	$21.23	$19.85	N/A

Quarter ended March 31, 2017	$23.00	$19.75	N/A

Quarter ended December 31, 2016	$22.00	$19.04	N/A

Fiscal Year Ended September 30, 2016	High	Low	Dividends

Quarter ended September 30, 2016	$19.97	$18.80	N/A

Quarter ended June 30, 2016	$20.26	$18.82	N/A

Quarter ended March 31, 2016	$19.70	$17.58	N/A

Quarter ended December 31, 2015	$19.07	$17.22	N/A

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
(b)Sales of Unregistered Securities. Not applicable.
(c)Use of Proceeds. Not applicable.
(d)Securities Authorized for Issuance Under Equity Compensation Plans.
At September 30, 2017, there were no compensation plans under which equity securities of Westbury Bancorp, Inc. were authorized for issuance other than the Equity Incentive Plan. See Part III, Item 12.
(e)Stock Repurchases.
The table below sets forth Westbury Bancorp, Inc.'s common stock repurchases during the three months ended September 30, 2017. On February 19, 2016, the Company announced that its Board of Directors had authorized the repurchase of up to 422,906 shares of the Company's common stock, representing 10.00% of the Company's outstanding shares. The shares may be purchased in the open market or in privately negotiated transactions from time to time depending on market conditions and other factors. As of September 30, 2017, 261,998 shares had been purchased under the current plan.

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs (1)
July 1-July 31, 2017 (1)	4,024	$20.04	4,024	174,024
August 1-August 31, 2017(1)	8,156	20.10	8,156	165,868
September 1-September 30, 2017(1)	4,960	20.04	4,960	160,908
Total	17,140	$20.07	17,140

(1)	Represents the maximum number of shares available for repurchase under the February 19, 2016 repurchase program at each month end.

Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data.
The following tables set forth consolidated historical financial and other data of Westbury Bancorp, Inc. and its subsidiaries for the fiscal years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. The information at September 30, 2017 and 2016 and for the years ended September 30, 2017 and 2016 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at September 30, 2015, 2014 and 2013 and for the years ended September 30, 2015, 2014 and 2013 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K.

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$790,289	$702,625	$638,929	$568,695	$543,282
Cash and cash equivalents	22,355	29,613	16,488	17,608	47,665
Investment securities	124,726	96,065	82,745	90,346	105,705
Federal Home Loan Bank stock	1,330	1,330	3,350	2,670	2,670
Loans held for sale	827	1,881	431	326	1,028
Loans, net	601,988	533,759	493,425	416,874	342,780
Deposits	675,797	591,977	531,020	454,928	440,978
Short-term borrowings, including Federal Home Loan Bank of Chicago advances	4,000	—	18,000	17,000	—
Long-term borrowings, including Federal Home Loan Bank of Chicago advances	20,000	20,000	—	—	—
Stockholders’ equity	81,084	79,629	78,812	86,487	90,602

	For the Years Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Selected Operating Data:

Interest and dividend income	$25,246	$22,944	$20,780	$18,322	$18,958
Interest expense	3,409	2,602	1,959	1,637	2,121
Net interest income	21,837	20,342	18,821	16,685	16,837
Provision for loan losses	450	775	950	550	1,380
Net interest income after provision for loan losses	21,387	19,567	17,871	16,135	15,457
Noninterest income	6,055	6,819	6,724	6,244	8,978
Noninterest expense	22,931	20,929	22,973	24,986	23,149
Income (loss) before income taxes	4,511	5,457	1,622	(2,607)	1,286
Income tax expense (benefit)	1,664	1,986	(1,902)	(1,172)	348
Net income (loss)	$2,847	$3,471	$3,524	$(1,435)	$938

	At or For the Years Ended September 30,
	2017	2016	2015	2014	2013

Selected Financial Ratios and Other Data:
Performance Ratios:

Return on assets (ratio of net income (loss) to average total assets)	0.38%	0.51%	0.57%	(0.26)%	0.17%
Return on equity (ratio of net income (loss) to average equity)	3.75%	4.49%	4.28%	(1.59)%	1.34%
Interest rate spread (1)	3.26%	3.37%	3.41%	3.44%	3.72%
Net interest margin (2)	3.27%	3.38%	3.43%	3.46%	3.71%
Efficiency ratio (3)	82.21%	76.80%	89.93%	108.97%	89.68%
Dividend payout ratio	—%	—%	—%	—%	—%
Noninterest expense to average total assets	3.09%	3.03%	3.70%	4.52%	4.23%
Average interest-earning assets to average interest-bearing liabilities and deposits	102.68%	101.85%	103.71%	106.25%	97.67%
Loans to deposits	89.94%	91.07%	93.86%	92.50%	78.70%
Basic earnings (loss) per share	$0.78	$0.94	$0.85	$(0.31)	$(0.06)
Diluted earnings (loss) per share	$0.76	$0.93	$0.85	$(0.31)	$(0.06)
Tangible book value per share including ESOP shares	$20.61	$19.43	$18.21	$17.04	$17.62
Tangible book value per share excluding ESOP shares	$22.32	$21.07	$19.83	$18.40	$19.15

Asset Quality Ratios:

Nonperforming assets to total assets	0.04%	0.09%	0.17%	0.67%	1.92%
Nonperforming loans to total loans	0.05%	0.10%	0.16%	0.34%	2.52%
Allowance for loan losses to nonperforming loans	2,035.34%	933.10%	572.60%	284.76%	48.80%
Allowance for loan losses to total loans	0.95%	0.97%	0.92%	0.97%	1.23%

Capital Ratios:

Average equity to average assets	10.21%	11.38%	13.25%	16.28%	16.54%
Equity to total assets at end of period	10.26%	11.33%	12.34%	15.21%	16.68%
Total capital to risk-weighted assets (4)	12.66%	13.54%	13.12%	16.18%	18.85%
Tier 1 capital to risk-weighted assets (4)	11.76%	12.61%	12.25%	15.17%	17.64%
CET1 capital to risk-weighted assets (4)	11.76%	12.61%	12.25%	N/A	N/A
Tier 1 capital to average assets (4)	9.58%	10.23%	10.01%	11.13%	12.01%

Other Data:

Number of full service offices	8	8	8	9	12

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Represents capital ratios of Westbury Bank.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This section is intended to help the reader understand the financial performance of Westbury Bancorp, Inc. and its subsidiary through a discussion of the factors affecting our financial condition at September 30, 2017 and 2016 and our results of operations for the years ended September 30, 2017 and 2016.
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
Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and borrowings, in commercial and multifamily real estate loans, one- to four-family residential real estate loans, commercial business loans, and, to a lesser extent, construction loans and consumer loans, including home equity lines of credit and automobile loans. A significant majority of our deposits are transaction accounts, which we believe are less susceptible to large-scale withdrawals than certificates of deposit as a result of changes in interest rates, and which we believe have a lower cost of funds over various interest cycles. At September 30, 2017, approximately 72.7% of our deposits were transaction accounts. We also purchase investment securities consisting primarily of securities issued by the United States government and its agencies and government-sponsored enterprises, mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises, municipal securities and corporate securities.
At September 30, 2017, we had total assets of $790.3 million, total deposits of $675.8 million and total stockholders' equity of $81.1 million, compared to total assets of $702.6 million, total deposits of $592.0 million and total stockholders' equity of $79.6 million at September 30, 2016.

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
Increase Commercial Business, Commercial Real Estate and Multi-Family Lending. We believe that, with the recent downward trends in interest rates on residential mortgage loans, particularly on the variable rate residential mortgage loans that we retain in our portfolio, a prudent approach to expanding our balance sheet is to increase the growth of commercial business, commercial real estate and multifamily loans in order to increase our profitability. In the past several years, because commercial lending is based on relationships, we have hired specialized commercial lending officers with strong borrower relationships. This has resulted in an increase in our commercial real estate, multifamily and commercial business lending activities, as well as enhancements to our commercial lending policies and procedures. At September 30, 2017, we had $407.8 million of commercial real estate, commercial business and multifamily loans, representing 67.1% of our total loans, and we originated $107.2 million of commercial real estate, commercial business and multifamily loans during the year ended September 30, 2017 and $49.4 million of such loans during the year ended September 30, 2016. We expect that a disciplined approach to increasing our commercial business, commercial real estate and multifamily lending will diversify and increase the yield on our loan portfolio.
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

Continue to Originate Low-Cost Transaction Account Deposits. We offer checking accounts, passbook and statement savings accounts and money market accounts, which generally are lower cost sources of funds than certificates of deposit, are generally less sensitive to withdrawal when interest rates fluctuate, and provide the opportunity for generation of deposit-related fee income. At September 30, 2017, approximately 72.7% of our deposits were transaction accounts. We intend to pursue increased origination of these low cost deposits, with particular focus on transaction accounts, by implementing marketing and promotional programs, offering remote deposit capture services to business customers, and broadening banking relationships with lending customers, particularly as we expand our commercial business, commercial real estate and multifamily lending activities.
Continue to Originate and Sell Certain Residential Real Estate Loans. Residential mortgage lending has historically comprised a significant portion of our operations. We recognize that the origination of one- to four-family real estate loans is essential to maintaining customer relations and our status as a community-oriented bank. During the year ended September 30, 2017, we originated $90.1 million in residential real estate loans and sold $34.3 million for gains on sale of $563,000, and during the year ended September 30, 2016, we originated $93.7 million in residential real estate loans and sold $48.4 million for gains on sale of $779,000. Accordingly, we will continue to originate one- to four-family residential mortgage loans and home equity loans and lines of credit. We intend to maintain an appropriately sized portfolio of short-term fixed rate and adjustable-rate residential mortgage loans to increase the yield of our loan portfolio, assist in the management of our interest rate risk and manage both the maturity of the loan portfolio and the time it takes for loans to reprice in accordance with their terms. We intend to sell the majority of the long-term fixed-rate residential mortgage loans in the secondary market to generate gains on sale and manage the overall maturity of our loan portfolio.
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
Comparison of Financial Condition at September 30, 2017 and September 30, 2016
Total Assets. Total assets increased by $87.7 million, or 12.5%, to $790.3 million at September 30, 2017 from $702.6 million at September 30, 2016. The increase was primarily the result of the successful implementation of our strategies to increase the loan portfolio, particularly in multifamily, commercial real estate and commercial business loans.
Net Loans. Net loans increased by $68.2 million, or 12.8%, to $602.0 million at September 30, 2017 from $533.8 million at September 30, 2016. During the year ended September 30, 2017, non-owner-occupied commercial real estate loans increased $33.7 million, or 28.6%, commercial business loans increased $12.3 million, or 30.2%, multifamily loans increased $10.5 million, or 8.5%, owner-occupied commercial real estate loans increased $5.7 million, or 9.1%, one- to four-family residential real estate loans increased $5.2 million, or 3.3%, and construction and land development loans increased by $2.6 million, or 16.2%.
Investment Securities. Investment securities available for sale increased $28.8 million, or 30.7%, to $122.6 million at September 30, 2017 from $93.8 million at September 30, 2016 as we invested excess cash and deposits beyond those funds required to fund growth in the loan portfolio. Investment securities held to maturity decreased $168,000 to $2.1 million at September 30, 2017 from $2.3 million at September 30, 2016 as we received principal payments upon the maturity of bonds held in our investment portfolio.
In the available for sale portfolio, mortgage-backed securities and collateralized mortgage obligations increased $24.9 million, or 45.4%, to $79.9 million at September 30, 2017 from $55.0 million at September 30, 2016, and municipal securities increased $3.6 million, or 9.4%, to $42.4 million at September 30, 2017 from $38.8 million at September 30, 2016.
The yield on our combined portfolio of investment securities increased to 2.22% at September 30, 2017 compared to 2.00% at September 30, 2016. The net unrealized gain (loss) on securities available for sale decreased $1.9 million from September 30, 2016 to September 30, 2017, reflecting the effect of a general increase in market interest rates between periods.
At September 30, 2017, investment securities classified as available-for-sale consisted entirely of government-sponsored mortgage-backed securities, collateralized mortgage obligations, government-sponsored debentures, municipal securities and corporate securities. Investment securities classified as held-to-maturity consisted entirely of municipal securities.
Foreclosed Real Estate. Foreclosed real estate held for sale decreased $99,000, or 100.0%, to $0 at September 30, 2017 from $99,000 at September 30, 2016, as a result of sales of properties of $257,000 and write-downs of foreclosed real estate to their realizable value of $9,000, offset by new foreclosures of $167,000.
Real Estate Held for Sale. Real estate held for sale increased $1.1 million to $1.1 million at September 30, 2017 from zero at September 30, 2016. The increase resulted from the transfer of a property at fair value from office properties and equipment during the year.
Office Properties and Equipment. Office properties and equipment decreased $1.3 million, or 8.3%, to $14.1 million at September 30, 2017 from $15.4 million at September 30, 2016. The decrease resulted primarily from the transfer of a property to real estate held for sale.
Cash Surrender Value of Life Insurance. The cash surrender value of bank-owned life insurance (“BOLI”), which provides us with a funding source for certain of our employee benefit plan obligations, increased $430,000, to $14.7 million at September 30, 2017 from $14.2 million at September 30, 2016 due to regular income earned on these policies during the year.
We are the beneficiary and owner of the BOLI policies, and as such, the investment is carried at the cash surrender value of the underlying policies. BOLI also provides us with other income that is non-taxable. Regulations generally limit our investment in BOLI to 25% of our tier 1 capital plus our allowance for loan losses. At September 30, 2017, this limit was $20.3 million.
Deferred Taxes. Our deferred tax asset decreased $789,000, or 14.5%, to $4.6 million at September 30, 2017 from $5.4 million at September 30, 2016 as a result of income tax liability incurred which reduced net operating loss carryforwards during the year. See "Comparison of Operating Results for the Years Ended September 30, 2017 and September 30, 2016 - Provision for Income Taxes" for additional discussion of management's analysis of the Company's deferred tax assets.
Deposits. Deposits increased $83.8 million, or 14.2%, to $675.8 million at September 30, 2017 from $592.0 million at September 30, 2016. Our core deposits, which we consider to be our non-interest bearing and interest bearing checking accounts, passbook and statement savings accounts, and variable rate money market accounts, increased $45.8 million, or 10.3%, to $491.2 million at September 30, 2017 from $445.5 million at September 30, 2016. Certificates of deposit and other time deposits increased $38.1 million, or 26.0%, to $184.6 million at September 30, 2017 from $146.5 million at September 30, 2016 as we increased our exposure to municipal and school district deposits while we decreased our use of internet-listing service deposits by $2.6 million to $51.3 million at September 30, 2017 from $53.9 million at September 30, 2016.
Short Term Advances from FHLB. Short-term advances from the FHLB increased by $4.0 million to $4.0 million at September 30, 2017 from zero at September 30, 2016 as we used short term advances to fund a portion of our loan growth as needed.

Long Term Advances from FHLB. Long-term advances from the FHLB remained at $20.0 million at September 30, 2017 and September 30, 2016. In anticipation of a long term trend of rising interest rates as the Federal Open Market Committee began to raise the Fed Funds rate in December 2015, we locked in long-term advances with terms from three to eight years during fiscal 2016.

Total Stockholders' Equity. Total stockholders' equity increased $1.5 million, or 1.8%, to $81.1 million at September 30, 2017 from $79.6 million at September 30, 2016. The increase resulted from net income of $2.8 million for 2017 and an increase due to shares issued under the Company's equity incentive and ESOP plans and an unrealized gain on available-for-sale securities, which increases were offset by the repurchase of 237,014 shares of the Company's common stock during 2017 at a cost of $2.7 million.
Comparison of Operating Results for the Years Ended September 30, 2017 and September 30, 2016
General. Net income for the year ended September 30, 2017 was $2.8 million, compared to $3.5 million for the year ended September 30, 2016, a decrease of $624,000. The decrease in net income was primarily due to an increase in non-interest expense of $2.0 million and a decrease in non-interest income of $764,000, offset by an increase in net interest income of $1.5 million, a decrease in provision for loan losses of $325,000 and a decrease in income tax expense of $322,000.
Interest and Dividend Income. Interest and dividend income increased $2.3 million, or 10.0%, to $25.2 million for the year ended September 30, 2017 from $22.9 million for the year ended September 30, 2016. Average interest-earning assets during the year ended September 30, 2017 increased $71.1 million, or 11.7%, to $676.7 million from $605.6 million for the year ended September 30, 2016. This increase was primarily the result of an increase in average loan balances, an increase in average nontaxable investment securities and an increase in average taxable investment securities balances. The increase in average loan balances of $42.7 million, or 8.3%, to $554.2 million for the year ended September 30, 2017 from $511.5 million for the year ended September 30, 2016 resulted from our efforts to effectively grow our loan portfolio, in particular our commercial loans during 2017. The average yield on loans decreased by 2 basis points to 4.07% for the year ended September 30, 2017 from 4.09% for the year ended September 30, 2016, reflecting the effects of downward pressure on loan pricing caused by the prolonged low interest rate environment. The average balance of nontaxable investment securities increased $21.3 million, or 213.8%, to $31.2 million for the year ended September 30, 2017 from $10.0 million for the year ended September 30, 2016. The average yield on nontaxable investment securities decreased by 24 basis points to 2.88% for the year ended September 30, 2017 from 3.12% for the year ended September 30, 2016. The average balance of taxable investment securities increased $6.0 million, or 7.8%, to $82.9 million for the year ended September 30, 2017 from $76.9 million for the year ended September 30, 2016. The average yield on taxable investment securities increased by 2 basis points to 2.22% for the year ended September 30, 2017 from 2.20% for the year ended September 30, 2016. We adjusted our portfolio mix during fiscal 2017 by selling taxable municipal securities and corporate securities while purchasing non-taxable municipal securities.
Interest Expense. Total interest expense increased $807,000, or 31.0%, to $3.4 million for the year ended September 30, 2017 from $2.6 million for the year ended September 30, 2016.
Interest expense on deposit accounts increased $778,000, or 32.9%, to $3.1 million for the year ended September 30, 2017 from $2.4 million for the year ended September 30, 2016. The increase was primarily due to an increase in average deposits and interest-bearing liabilities to $659.1 million for the year ended September 30, 2017 compared to $594.6 million for the year ended September 30, 2016. Interest expense on deposit accounts also increased to a lesser extent as a result of an increase in our cost of funds of 8 basis points to 0.50% for the year ended September 30, 2017 from 0.42% for the year ended September 30, 2016.
Interest expense on Federal Home Loan Bank of Chicago advances increased $26,000 to $260,000 for the year ended September 30, 2017 from $234,000 for the year ended September 30, 2016. The average balance of advances decreased by $9.4 million to $23.7 million for the year ended September 30, 2017 from $33.2 million for the year ended September 30, 2016. The cost of funds on advances increased 39 basis points to 1.10% for the year ended September 30, 2017 from 0.71% for the year ended September 30, 2016 as we increased our usage of long-term FHLB advances relative to short-term advances during the year.
Net Interest Income. Net interest income increased $1.5 million, or 7.3%, to $21.8 million for the year ended September 30, 2017 from $20.3 million for the year ended September 30, 2016. The average net loan balance increased by $42.7 million, or 8.3%, to $554.2 million for the year ended September 30, 2017 from $511.5 million for the year ended September 30, 2016 and average interest bearing deposits increased by $65.6 million, or 14.5% to $516.4 million for the year ended September 30, 2017 from $450.8 million for the year ended September 30, 2016. We experienced a decrease in our interest rate spread to 3.26% for the year ended September 30, 2017 from 3.37% for the year ended September 30, 2016, and a decrease in our net interest margin to 3.27% for the year ended September 30, 2017 from 3.38% for the year ended September 30, 2016. The decrease in our interest rate spread and net interest margin reflected the effect of downward pressure on loan pricing caused by the prolonged low interest rate environment and its adverse impact on our ability to further reduce rates on transaction accounts.
Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $450,000 for the year ended September 30, 2017 and $775,000 for the year ended September 30, 2016. The decrease in the provision for loan losses between periods resulted from continued improvement in our historical loss experience during 2017 compared to 2016 and net recoveries of $66,000 for the year ended September 30, 2017 compared to net charge-offs of $129,000 for the year ended September 30, 2016. The allowance for loan losses was $5.8 million, or 0.95% of total loans, at September 30, 2017 compared to $5.2 million, or 0.97% of total loans, at September 30, 2016. Total non-performing loans were $283,000 at September 30, 2017, compared to $562,000 at September 30, 2016. As a percentage of non-performing loans, the allowance for loan losses was 2,035.3% at September 30, 2017 compared to 933.1% at September 30, 2016. Total classified loans were $2.1 million at September 30, 2017, compared to $1.9 million at September 30, 2016.
The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2017 and 2016, respectively.
Non-Interest Income. Non-interest income decreased $764,000, or 11.2%, to $6.1 million for the year ended September 30, 2017 from $6.8 million for the year ended September 30, 2016. The decrease in non-interest income was due primarily to decreases in gains on sales of securities of $538,000, gains on sales of loans of $216,000 and insurance and securities sales commissions of $77,000, offset by an increase in servicing fee income of $243,000.
The decrease in gain on sales of securities resulted from the rising interest rate environment in 2017 compared to 2016 and a reduced level of sales activity in 2017 as we completed restructuring of our investment portfolio. The decrease in gain on sales of loans resulted from decreased demand, due to rising interest rates, for fixed rate mortgages during the year which we sold into the secondary market. The increase in servicing fee income resulted from a partial recovery of the valuation reserve on our mortgage servicing rights as market levels of interest rates on fixed rate mortgages increased during the year.
Non-Interest Expense. Non-interest expense increased $2.0 million, or 9.6%, to $22.9 million for the year ended September 30, 2017 from $20.9 million for the year ended September 30, 2016.
During the year ended September 30, 2017, we transferred an office property to real estate held for sale. A valuation adjustment of $702,000, based on a bona fide offer to purchase, was recorded at the time the property was transferred. We believe that this action will result in reduced operating expenses in the future.
In addition, salaries and employee benefits expense increased $1.0 million, occupancy, furniture and equipment expense increased by $549,000 and data processing expense increased by $364,000. These increases were offset by a decrease in other expenses of $532,000.
The increase in salaries and employee benefits expense resulted from the acceleration of the payment of our ESOP loan, which increases the expense related to the release of shares within the ESOP plan, and the cost of termination of the employment contract with our former chairman. Additionally, we incurred increased expenses related to the staffing and operation of our Madison commercial loan production office which was opened during 2017. The decrease in other expenses was the result of decreases in expenses related to the ownership of real estate and marketing expense.

Provision for Income Taxes. Income tax expense was $1.7 million for the year ended September 30, 2017 compared to income tax expense of $2.0 million for the year ended September 30, 2016. The effective tax rate as a percent of pre-tax income was 36.9% and 36.4% for the years ended September 30, 2017 and 2016, respectively.
We performed an evaluation of our deferred tax assets at September 30, 2017 and 2016. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. At both September 30, 2017 and 2016, we determined that our deferred tax asset was more likely than not to be realized and that a valuation allowance was not required to be recorded.
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

	For the Years Ended September 30,
	2017			2016			2015
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in Thousands)
Assets:
Loans	$554,237	$22,579	4.07%	$511,526	$20,914	4.09%	$459,334	$19,058	4.15%
Taxable securities	82,918	1,837	2.22	76,884	1,691	2.20	78,719	1,544	1.96
Securities exempt from federal income taxes(1)	31,246	900	2.88	9,956	311	3.12	4,701	170	3.62
Fed funds sold and other interest-earning deposits	8,315	236	2.84	7,216	134	1.86	8,127	66	0.81
Total interest-earning assets	676,716	25,552	3.78%	605,582	23,050	3.81%	550,881	20,838	3.78%
Noninterest-earning assets	66,189			74,603			70,184
Total assets	$742,905			$680,185			$621,065

Liabilities and stockholders' equity:
Noninterest-bearing demand deposits	$118,864	—	—%	$110,600	—	—%	82,524	—	—%

Checking accounts	137,922	382	0.28	142,252	398	0.28	144,203	392	0.27
Passbook and statement savings	136,948	192	0.14	130,363	181	0.14	124,962	182	0.15
Variable rate money market	68,516	324	0.47	47,267	205	0.43	43,367	142	0.33
Certificates of deposit	173,047	2,248	1.30	130,955	1,584	1.21	109,269	1,206	1.10
Total interest bearing deposits	516,433	3,146	0.61	450,837	2,368	0.53	421,801	1,922	0.46
Total deposits	635,297	3,146	0.50	561,437	2,368	0.42	504,325	1,922	0.38

Short-term FHLB advances	3,716	37	1.00	17,562	49	0.28	26,856	37	0.14
Long-term FHLB advances	20,000	223	1.12	15,601	185	1.19	—	—	—
Line of credit	70	3	4.29	—	—	—	—	—	—
Total borrowings	23,786	263	1.11%	33,163	234	0.71%	26,856	37	0.14%
Total deposits and interest-bearing liabilities	659,083	3,409	0.52%	594,600	2,602	0.44%	531,181	1,959	0.37%

Other liabilities	7,935			8,207			7,595
Total liabilities	667,018			602,807			538,776
Stockholders' equity	75,887			77,378			82,289
Total liabilities and stockholders' equity	$742,905			$680,185			$621,065

Net interest income		$22,143			$20,448			$18,879
Net interest rate spread			3.26%			3.37%			3.41%
Net interest-earning assets	$17,633			$10,982			$19,700
Net interest margin			3.27%			3.38%			3.43%
Average of interest-earning assets to interest-bearing liabilities			102.68%			101.85%			103.71%

1.	Non-taxable investment income is presented on a fully tax equivalent basis assuming a 34% federal tax rate.
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

	Years Ended September 30, 2017 vs. 2016			Years Ended September 30, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,768	$(103)	$1,665	$2,127	$(271)	$1,856
Taxable securities	131	15	146	(35)	182	147
Securities exempt from federal income taxes(1)	611	(22)	589	161	(20)	141
Fed funds sold and other interest-earning deposits	22	80	102	(6)	74	68
Total interest-earning assets	2,532	(30)	2,502	2,247	(35)	2,212

Interest-bearing liabilities:
NOW accounts	(16)	—	(16)	(3)	9	6
Passbook and statement savings	11	—	11	2	(3)	(1)
Variable rate money market	98	21	119	15	48	63
Certificates of deposit	539	125	664	252	126	378
Short-term FHLB advances	(39)	27	(12)	(6)	18	12
Long-term FHLB advances	48	(10)	38	185	—	185
Line of credit	3	—	3	—	—	—
Total interest-bearing liabilities	644	163	807	445	198	643

Change in net interest income	$1,888	$(193)	$1,695	$1,802	$(233)	$1,569
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $8.1 million and $6.8 million for the years ended September 30, 2017 and 2016, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and from maturing securities and pay downs on mortgage-backed securities, was $101.3 million and $52.2 million for the years ended September 30, 2017 and 2016, respectively. During the year ended September 30, 2017 we purchased $46.9 million and sold $4.6 million in securities held as available-for-sale, and during the year ended September 30, 2016, we purchased $61.1 million and sold $36.0 million in securities held as available-for-sale. Net cash provided by financing activities was $85.9 million for the year ended September 30, 2017, consisting primarily of increases in deposit accounts of $83.8 million and Federal Home Loan Bank short-term advances of $4.0 million, partially offset by repurchases of the Company's common stock of $2.7 million. Net cash provided by financing activities was $58.6 million for the year ended September 30, 2016, consisting primarily of increases in deposit accounts of $61.0 million and Federal Home

Loan Bank advances of $2.0 million, partially offset by repurchases of the Company's common stock of $4.5 million.
At September 30, 2017, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $75.3 million, or 9.58% of adjusted total assets, which is above the required level of $39.3 million, or 5.00%; common equity tier 1 risk-based capital of $75.3 million, or 11.76% of risk-weighted assets, which was above the required level of $41.6 million, or 6.50%; tier 1 risk-based capital of $75.3 million, or 11.76% of risk-weighted assets, which was above the required level of $51.2 million, or 8.00%; and total risk-based capital of $81.1 million, or 12.66% of risk-weighted assets, which was above the required level of $64.0 million, or 10.00%. At September 30, 2016, Westbury Bank exceeded all of its regulatory capital requirements to be categorized as well capitalized with a tier 1 leverage capital level of $71.4 million, or 10.23% of adjusted total assets, which was above the required level of $34.9 million, or 5.00%; tier 1 risk-based capital of $71.4 million, or 12.61% of risk-weighted assets, which was above the required level of $45.3 million, or 8.00%; and total risk-based capital of $76.6 million, or 13.54% of risk-weighted assets, which was above the required level of $56.6 million, or 10.00%. Accordingly, Westbury Bank was categorized as well capitalized at September 30, 2017 and 2016, respectively. Management is not aware of any conditions or events since the most recent notification that would change our category.
At September 30, 2017, we had outstanding commitments to originate loans of $7.4 million and stand-by letters of credit of $2.0 million. We also had unused commercial lines of credit of $93.1 million and unused home equity lines of credit of $28.1 million. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2017 totaled $102.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.
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
The table below sets forth, as of September 30, 2017, the estimated changes in EVE that would result from the designated changes in the United States Treasury yield curve under an instantaneous parallel shift for Westbury Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

At September 30, 2017
		Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets(3)
Changes in Interest Rates (basis points) (1)	Estimated EVE(2)	Amount	Percent	EVE Ratio	Changes in Basis Points
	(Dollars in thousands)

+300	$117,942	$4,450	3.92%	16.04%	1.64%
+200	118,557	5,065	4.46	15.74	1.34
+100	118,206	4,714	4.15	15.31	0.91
0	113,492	—	—	14.40	—
-100	96,688	(16,804)	(14.81)	12.12	(2.28)

(1)	Assumes instantaneous parallel changes in interest rates.

(2)	EVE or Economic Value of Equity at Risk measures the Bank’s exposure to equity due to changes in a forecast interest rate environment.

(3)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at September 30, 2017, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 14.81% decrease in EVE. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 4.15% increase in EVE.
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
On December 5, 2016, the Company dismissed RSM US LLP ("RSM") as its independent public accountants following the completion of RSM's three year engagement term and subsequently appointed CliftonLarsonAllen LLP ("CLA") as its independent public accountants. The decision to dismiss RSM and to retain CLA was approved by the Company's Audit Committee on December 5, 2016.

RSM's reports on the Company's consolidated financial statements for each of the fiscal years ended September 30, 2016 and 2015 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During each of the fiscal years ended September 30, 2016 and 2015 and through December 5, 2016, there were no disagreements with RSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to RSM's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of SEC Regulation S-K, during such time period.

During the fiscal years ended September 30, 2016 and 2015, and the subsequent interim period through December 5, 2016, the Company did not consult with CLA regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.	Controls and Procedures.
Evaluation of disclosure controls and procedures.    An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2017. Based upon that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosures.
Changes in internal control over financial reporting.    There has been no change in the Company’s internal control over financial reporting during the Company’s fourth quarter of the fiscal year ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of September 30, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework of 2013. Based upon its assessment, management believes that the Company’s internal control over financial reporting as of September 30, 2017 is effective using these criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company (as a smaller reporting company or an emerging growth company) to provide only management’s report in this annual report.

ITEM 9B.	Other Information.
None.

Part III

ITEM 10.	Directors, Executive Officers and Corporate Governance.
The table below sets forth certain information regarding the current members of our Board of Directors, and executive officers who are not directors, including the terms of office of board members.

Name	Position(s) Held With Westbury Bancorp, Inc.	Age(1)	Director Since(2)	Current Term Expires

DIRECTORS
Greg J. Remus	Chairman, President and Chief Executive Officer	48	2015	2018
William D. Gehl	Vice Chairman of the Board	71	1995	2018
Andrew J. Gumm	Director	68	1991	2018
Donald J. Murn	Director	57	2017	2018
Russell E. Brandt	Director	64	1991	2019
David Jorgensen	Director	48	2016	2019
Rondi Rohr-Dralle	Director	61	2014	2020
Terry Wendorff	Director	58	2007	2020

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Kirk J. Emerich	Executive Vice President-Investor Relations and Chief Financial Officer	54	N/A	N/A
Stephen W. Sinner	Executive Vice President and Chief Operating Officer	68	N/A	N/A
Glenn J. Stadler	Executive Vice President and Chief Commercial Lending Officer	53	N/A	N/A
Michael C. Holland	Executive Vice President, Chief Credit Officer and Corporate Secretary	45	N/A	N/A
Peter Lee	Executive Vice President and Chief Community Banking Officer	62	N/A	N/A
Steven L. Ritt	Senior Vice President and General Counsel	60	N/A	N/A

(1)	As of September 30, 2017.

(2)	Includes service with Westbury Bank and Westbury Bancorp, Inc.

The biographies of each of the board members and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating and Corporate Governance Committee to determine that the person should serve as a director. Each director of Westbury Bancorp, Inc. is also a director of Westbury Bank.

Directors

Greg J. Remus has been employed by Westbury Bank since 2009, and is currently serving as Chairman of the Board, President and Chief Executive Officer. From 2009 through February 2014, he served as Senior Vice President of Lending. He was appointed as Chief Operating Officer in February 2014, President in January 2015, Chief Executive Officer in October 2015 and Chairman of the Board in April 2017. Mr. Remus has over 20 years of experience in the financial services industry. Mr. Remus holds a degree in mathematics from the University of Wisconsin. Mr. Remus was selected to serve as a director because of his experience in commercial lending, commercial banking and bank management.

William D. Gehl serves as Vice Chairman of the Board of Directors. He is the Chairman and owner of IBD of Southeastern Wisconsin, a distributor of portable power products, a position he has held since 2011. Previously, from 1992 to 2008, he served as Chairman, President and Chief Executive Officer of Gehl Company, a publicly traded company that was engaged in the manufacturing of compact construction equipment. He is also chairman of the board of directors of FreightCar America, Inc., a publicly traded company that manufactures railroad freight cars, and a director of Astec Industries, Inc., a publicly traded manufacturer of infrastructure development equipment. He also serves on the board of directors of Oilgear, Inc., a privately held manufacturer of hydraulic pumps. Mr. Gehl also currently serves as a director of the West Bend Community Foundation. Mr. Gehl is a graduate of the University of Notre Dame, holds an MBA from the Wharton School of Finance at the University of Pennsylvania and a juris doctor from the University of Wisconsin School of Law. He is a member of the Wisconsin and Florida State Bars. Mr. Gehl was selected to serve as a director because his business experience and educational background provide unique perspective on our business operations, and because his service on the board of directors and audit committees of publicly held companies provides insight with respect to issues that our organization faces as a public company, including oversight of financial controls and procedures and the preparation and review of financial statements.
Andrew J. Gumm is the founder of AJG Consulting LLC, which provides consulting services to utility companies with an emphasis on regulatory approvals for utility projects. Prior to his retirement in 2012, he was employed by Wisconsin Energies for over 40 years in a variety of roles, including District Manager, Division Sales/Marketing Manager, Senior Manager - Key Customers, and Senior Manager of Project Siting and Approvals. He holds a degree in business administration from Carthage College in Kenosha, Wisconsin. Mr. Gumm currently serves as the President of the Westbury Bank Charitable Foundation. Mr. Gumm has served on many boards statewide including the Museum of Wisconsin Art, Threshold, Inc., the West Bend Rotary Club, the American Red Cross, Ozaukee Washington Land Trust, St. Joseph's Community Hospital, Washington County United Way and is past President of the West Bend Economic Development Corporation, Washington County Economic Development Corporation and the West Bend Country Club. Mr. Gumm was selected to serve as a director because of his extensive management experience at a regulated entity, and because his service to the communities in which we operate provides a unique perspective on economic and other conditions in our market area.
Donald J. Murn is an equity partner with Axley Attorneys in Waukesha, Wisconsin. Mr. Murn focuses his practice on general business and corporate matters including drafting banking issues (complex foreclosure actions and security issues), reviewing and negotiating commercial contracts, corporate real estate transactions and litigation, matters involving public utilities, and telecommunications as it relates to condemnation. Mr. Murn holds a Juris Doctorate from Marquette University and a Bachelor’s Degree from the University of Wisconsin-Madison in History and Communications. Mr. Murn has practiced law for more than 30 years, and was recently named a Leader in the Law by the Wisconsin Law Journal. Mr. Murn, has served on the Board of review for the City of New Berlin, the Plan Commission for the Town of Genesee and as the President of the Genesee-Wales Fire Commission in Wisconsin overseeing approval and construction of the Wales-Genesee fire station. Mr. Murn has personal development experience as a general contractor and in developing both residential and commercial real estate. Mr. Murn was selected to serve on the Board because of his understanding of complex commercial and real estate loan transactions and his experience with understanding underwriting principles.

Russell E. Brandt is President and majority owner of Brandt Printing, Inc., a commercial printer serving the Washington County and greater Milwaukee metropolitan area, where he has served since founding the company in 1974. Mr. Brandt served as a Trustee of the Village of Slinger, Wisconsin from 1987 to 1992, and has served as its President since 2003. In this role, Mr. Brandt was instrumental in improving the village’s finances and in forming a storm water utility to address flooding issues. Mr. Brandt has been a member of the Rotary Club since 1975, and, together with his wife, co-chaired a fund drive to improve local parks. Mr. Brandt has been nominated to serve as a director because his familiarity with the needs of business customers in our market area provide unique perspective on our business and operations, particularly with respect to our increased commercial business lending activities, and because his years of public service provide insight on economic and other conditions in our market area.

David Jorgensen has been employed by VJS Construction Services Inc. and VJS Development Group Inc., construction and development firms (collectively, "VJS"), since 1992 and currently has a 40% ownership position in VJS. In his roles with VJS, he has been involved in all aspects of construction management and development including educational, retail, residential, condominium, mixed-use and design-build projects. Mr. Jorgensen holds a degree in Construction Administration from the University of Wisconsin. Mr. Jorgensen was selected to serve as a director because of his extensive experience in the construction industry and his knowledge of the real estate lending markets.
Rondi Rohr-Dralle holds a bachelor’s degree in accounting from the University of Wisconsin and earned her CPA certification in 1981. Before retiring at the end of 2015, she had served as the Vice President of Investor Relations and Corporate Development at Rockwell Automation, Inc., Milwaukee, Wisconsin, a NYSE-listed provider of industrial automation power, control and information solutions to manufacturers in a variety of businesses. Ms. Rohr-Dralle had been employed with Rockwell Automation, Inc. since 1999 and, in addition to her most recent position, had served as Vice President of Corporate Development and Group Vice President of Finance. From 1981 to 1999, she held a variety of senior and executive financial positions at Applied Power Inc. (the predecessor corporation to Actuant Corporation), including vice president of finance, treasurer and investment controller. Ms. Rohr-Dralle also was employed for three years at the accounting firm of Touche Ross (the predecessor to Deloitte) as an auditor. Ms. Rohr-Dralle was selected to serve as a director because her extensive management, financial and strategic experience at a publicly held company provides a unique perspective with respect to the preparation and review of our financial statements, the supervision of our independent auditors and the review and oversight of our financial controls and procedures, as well as the development of our strategic, management and growth initiatives and our public company reporting and compliance.
Terry Wendorff is the President of Sno-Way International, Inc., a manufacturer of snow and ice control equipment, where he has served since 1993. From 1980 to 1993, he served as operations manager for Simone Engineering, Inc., a multi-state distributor of valves, instruments and controls. Mr. Wendorff is a board member of the Boys and Girls Club of Washington County, and is a former board member of the Washington County Economic Development Corporation, and a member and past president of the Kettle Moraine Lions Club and of the Hartford Area Chamber of Commerce. Mr. Wendorff was selected to serve as a director because his experience managing and overseeing a business provides perspective with respect to general business operations and experience reviewing financial statements.

Executive Officers Who Are Not Directors
Kirk J. Emerich has been employed by Westbury Bank since 1992, and is currently serving as Executive Vice President-Investor Relations and Chief Financial Officer of the Company and the Bank. He also serves as treasurer of the Westbury Bank Charitable Foundation. He has over 30 years of experience in the financial services industry, having worked as an auditor in the financial institutions practice of Ernst & Young for six years prior to joining the Bank. He served as a director of the Bank for four years, stepping down in 2008 upon the completion of the merger with Continental Savings Bank. Mr. Emerich holds a degree in accounting from the University of Wisconsin-Whitewater, and is a certified public accountant. His responsibilities include the management and supervision of accounting, financial reporting, budgeting, capital planning and management initiatives, and ALCO (asset and liability management) and investment portfolio management.
Stephen W. Sinner has been employed by Westbury Bank since January, 2013, serving as Senior Vice President and Controller until his July 2017 appointment as Executive Vice President and Chief Operating Officer. He has over 40 years of experience in the financial services industry. He previously served as Vice President and Retail Controller/Special Asset Management at Guaranty Bank from 2007 to 2013 and before that with TCF National Bank as a Senior Vice President – Controller and Group Controller. Mr. Sinner holds a degree in accounting from the Carlson School of Management at the University of Minnesota and is a Certified Public Accountant. His current responsibilities include supporting the CEO and the Board of Directors through leadership in managing strategic initiatives designed to improve the bank’s financial performance, operational efficiencies and controls.

Glenn J. Stadler has been employed by Westbury Bank since 2012 and is currently serving as its Executive Vice President and Chief Commercial Lending Officer. From 2012 to 2015, he served as Senior Vice President of Commercial Lending. Mr. Stadler has over 29 years of experience in the financial services industry. Mr. Stadler holds a bachelor’s degree in finance from the University of Wisconsin-Whitewater. His responsibilities include the management and supervision of our commercial banking team along with promoting sound loan portfolio growth and credit monitoring.

Michael C. Holland has served as Executive Vice President and Chief Credit Officer of Westbury Bank since 2012. He was appointed Corporate Secretary of the Company in July 2015.  Mr. Holland has 15 years of experience in the financial services industry.  He previously served as Vice President of Business Banking at ISB Community Bank from 2004 to 2012 and, before that, as Credit Analyst at Associated Bank.  Mr. Holland holds a master’s degree in finance and a bachelor’s degree in economics, both from the University of Wisconsin.  His responsibilities include the management and supervision of credit administration, commercial collections, commercial loan processing and compliance.

Peter Lee has been employed at Westbury Bank since 2011 and is currently serving as its Executive Vice President and Chief Community Banking Officer. From 2011 to 2012, he served as Vice President of Residential Lending and from 2012 to 2015, he served as Senior Vice President of Retail Banking. Mr. Lee has over 30 years of experience in the financial services industry. Mr. Lee holds a bachelor’s degree in finance from the University of Wisconsin-Milwaukee. His responsibilities include the management and supervision of our community banking operation which includes the retail branch system, residential lending, customer support and facilities.

Steven L. Ritt joined Westbury Bank in 2017 and is currently serving as Senior Vice President - General Counsel. Prior to joining the Bank, Mr. Ritt was in private practice for 34 years, most recently as a Partner at Michael Best & Friedrich LLP, where he practiced for the last 25 years in their Milwaukee and Madison offices. Mr. Ritt has both his bachelor’s degree in Economics and History as well as his law degree from the University of Wisconsin-Madison. He is a member of the City of Oconomowoc Planning Commission, is past President of the Board of Directors and a current member of the Ronald McDonald House of Madison Investment Committee and its Capital Campaign Committee for the expansion for the House, and also is the Bank’s representative to Downtown Madison, Inc. His responsibilities include legal, compliance, regulatory, and corporate governance matters affecting the Bank and the Holding company.

References to our Website Address
References to our website address throughout this report and the accompanying materials are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission’s rules.  These references are not intended to, and do not, incorporate the contents of our website by reference into this report or the accompanying materials.

Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of our common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended September 30, 2017, the following ownership reports required to be filed by an executive officer, director or 10% beneficial owner of our shares of common stock were not filed on a timely basis: Mr. Lipman filed a Form 4 report on December 1, 2016 reporting a transaction occurring on November 28, 2016; each of Mr. Remus, Mr. Stadler, Mr. Lee, Mr. Holland and

Mr. Emerich filed Form 4 reports on January 11, 2017 disclosing a grant of restricted shares occurring on December 13, 2016; Mr. Holland filed a Form 4 report on March 7, 2017 reporting a transaction occurring on March 2, 2017; Mr. Jorgensen filed a Form 4 report on March 13, 2017 reporting transactions occurring on March 2, 6 and 7, 2017; and Mr. Ritt filed a Form 4 report on August 4, 2017 reporting a transaction occurring on July 28, 2017.

Code of Ethics

Westbury Bancorp, Inc. has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, and all other employees and directors. The Code of Ethics is available on our website at www.westburybankwi.com. The Company intends to disclose any amendments to, or waivers from, the Code of Ethics on its corporate website.

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
The Audit Committee of the Company's Board of Directors is an "audit committee" for purposes of Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee as of the date of filing this report with the Securities and Exchange Commission are four independent outside directors: William D. Gehl, Andrew J. Gumm, Rondi Rohr-Dralle and Terry Wendorff. Ms. Rohr-Dralle serves as the chairperson of the committee. The Company’s Board of Directors has determined that Ms. Rohr-Dralle qualifies as an “audit committee financial expert” as defined under applicable SEC rules because Ms. Rohr-Dralle is a certified public accountant in the State of Wisconsin and has nearly 40 years of accounting and financial reporting experience, some of which experience was with another public reporting company. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

ITEM 11.	Executive Compensation.
Executive Officer Compensation

Compensation Committee. The Compensation Committee is comprised of Directors Gehl, Gumm, Jorgensen and Wendorff, each of whom is independent in accordance with applicable SEC rules and Nasdaq listing standards. Mr. Gehl serves as chair of the Compensation Committee. No member of the Compensation Committee is a current or former officer or employee of Westbury Bancorp, Inc. or Westbury Bank. The Compensation Committee also serves as the compensation committee of the board of directors of Westbury Bank. The Compensation Committee met three times during the year ended September 30, 2017.

The Compensation Committee is responsible for establishing the compensation philosophy, developing compensation guidelines, establishing (or recommending to the entire Board of Directors) the compensation of the Chief Executive Officer and the other senior executive officers. No executive officer who is also a director participates with respect to decisions on his compensation. The Compensation Committee also administers our stock-based incentive compensation plan. During the fiscal year ended September 30, 2017, we did not pay a fee to any third party to assist in devising or modifying any compensation plans.
The Compensation Committee operates under a written charter which is available on our Internet website at www.westburybankwi.com. This charter sets forth the responsibilities of the Compensation Committee and reflects the Compensation Committee’s commitment to create a compensation structure that not only compensates senior management but also aligns the interests of senior management with those of our stockholders.
Our goal is to determine appropriate compensation levels that will enable us to meet the following objectives:

•	to attract, retain and motivate an experienced, competent executive management team;

•	to reward the executive management team for the enhancement of stockholder value based on our annual earnings performance and the market price of our stock;

•	to provide compensation rewards that are adequately balanced between short-term and long-term performance goals;

•	to encourage ownership of our common stock through stock‑based compensation to all levels of management; and

•	to maintain compensation levels that are competitive with other financial institutions, particularly those in our peer group based on asset size and market area.
The Compensation Committee considers a number of factors in their decisions regarding executive compensation, including, but not limited to, the level of responsibility and performance of the individual executive officers, the overall performance of Westbury Bancorp, Inc. and a peer group analysis of compensation paid at institutions of comparable size and complexity (see bank compensation surveys discussed below). The Compensation Committee also considers the recommendations of the Chief Executive Officer with respect to the compensation of executive officers other than the Chief Executive Officer.
The base salary levels for our executive officers are set to reflect the duties and levels of responsibilities inherent in the position and to reflect competitive conditions in the banking business in Westbury Bancorp, Inc.’s market area. Comparative salaries paid by other financial institutions are considered in establishing the salary for our executive officers. The Compensation Committee has utilized bank compensation surveys compiled by the America Bankers Association as well as other surveys prepared by trade groups and independent benefit consultants. In setting the base salaries, the Compensation Committee also considers a number of factors relating to the executive officers, including individual performance, job responsibilities, experience level, ability and the knowledge of the position. These factors are considered subjectively and none of the factors are accorded a specific weight.
The Board of Directors of the Company is primarily responsible for the Company’s enterprise risk assessment and enterprise risk management policies. Notwithstanding such responsibility, the Board has reserved to its Compensation Committee primary oversight responsibility to ensure that compensation programs and practices of the Company do not encourage unreasonable or excessive risk-taking and that any risks are subject to appropriate controls. As part of this process, the Company (with the oversight of the Compensation Committee) designs its overall compensation programs and practices, including incentive compensation for both executives and non-executive employees, in a manner intended to support its strategic priorities and initiatives to enhance long-term sustainable value without encouraging unnecessary or unreasonable risk-taking. At the same time, the Company recognizes that its goals cannot be fully achieved while avoiding all risk. The Compensation Committee (along with assistance from management) periodically reviews the Company’s compensation programs and practices in the context of its risk profile, together with its other risk mitigation and risk management programs, to ensure that these programs and practices work together for the long-term benefit of the Company and its stockholders. Based on its recently completed review of the Company’s compensation programs, the Compensation Committee concluded that the Company’s incentive compensation policies for both executive and non-executive employees have not materially and adversely affected the Company by encouraging unreasonable or excessive risk-taking in the recent past, are not likely to have a material adverse effect in the future and provide for multiple and reasonably effective safeguards to protect against unnecessary or unreasonable risk-taking.

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer and our two other most highly compensated executives for the years ended September 30, 2017 and September 30, 2016. Each individual listed in the table below is referred to in this 10-K as a "named executive officer".

Name and principal position	Year	Salary ($)	Bonus(1) ($)	Stock awards(2) ($)	Option Awards(2) ($)	All other compensation(3) ($)	Total ($)

Greg J. Remus	2017	291,538	85,000	39,700	98,120	42,552	556,910
Chairman, President and Chief Executive Officer	2016	288,665	51,230	—	66,200	32,358	438,453

Kirk J. Emerich	2017	172,250	48,000	19,850	9,812	41,315	291,227
Executive Vice President-Investor Relations and Chief Financial Officer	2016	168,328	31,356	—	16,550	29,187	245,421

Glenn J. Stadler	2017	159,135	53,000	19,850	49,060	41,546	322,591
Executive Vice President and Chief Commercial Lending Officer	2016	150,490	44,286	—	33,100	38,157	266,033

_________________________

(1)
These amounts consist of cash bonus awards granted to each named executive officer with respect to such fiscal year in the subjective discretion of the Company's Compensation Committee taking into account factors such as individual performance and Company performance.

(2)
These amounts represent the aggregate grant date fair value for outstanding stock option or restricted stock awards granted during the year indicated computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of stock option and restricted stock awards are described in Note 14 of the notes to the consolidated financial statements included in the Westbury Bancorp, Inc. Annual Report on Form 10-K for the year ended September 30, 2017. For stock option awards, amounts reported are grant date fair values computed based upon the Black-Scholes option valuation model, which estimated the present dollar value of Westbury Bancorp, Inc.’s common stock options at the time of the grant. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value realized by an executive officer will be at or near the value shown above.

(3)
For 2017, the amounts in this column reflect what the Company or the Bank paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the following table:

Name	Auto Expenses ($)	Country Club Dues ($)	Life Insurance Premiums ($)	Long-Term Disability Premiums ($)	Employer Contributions to 401(k) Plan ($)	HSA Match ($)	ESOP Awards (a) ($)	Gross up for Taxes ($)	Other ($)	Total All Other Compensa-tion ($)
Greg J. Remus	—	9,102	1,452	459	9,329	1,000	20,970	—	240	42,552
Glenn J. Stadler	—	8,211	505	375	7,425	1,000	20,260	3,530	240	41,546
Kirk J. Emerich	1,351	9,280	356	409	7,709	1,000	20,970	—	240	41,315

Employment Agreements. In connection with the promotion of Greg Remus to the position of President and Chief Executive Officer, Westbury Bank entered into new employment agreements with Mr. Remus effective as of

October 1, 2015. The new employment agreement superseded his prior employment agreement. Westbury Bank also entered into an employment agreement with Kirk J. Emerich effective February 19, 2014.
 The employment agreements entered into between Westbury Bank and Mr. Remus and Mr. Emerich contain substantially similar terms to the employment agreements previously entered into by each executive with Westbury Bank. Mr. Remus’ employment agreement has a three-year term and Mr. Emerich’s employment agreement has a two-year term unless renewed. Commencing on December 31, 2016 (December 31, 2014 for Mr. Emerich), and on each subsequent anniversary thereafter, the agreements may be renewed for an additional year so that the remaining term will be three years (two years for Mr. Emerich), provided that the Board of Directors has approved the extension of the term. Each employment agreement provides for the payment of base salary which must be reviewed at least annually and which may be increased but not decreased except for decreases applicable to all employees. The current base salaries for Messrs. Remus and Emerich are $325,000 and $180,000 respectively. Each executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.
Under each employment agreement with Mssrs. Remus and Emerich, certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability, retirement, death or in connection with or following a change in control, or in the event the executive resigns during the term of the agreement following (i)  a material change in the nature of the executive’s authority resulting in a reduction of the responsibility, or importance of executive’s position, (ii) a relocation of the executive’s principal place of employment to a location that is more than 50 miles from the location of Westbury Bank’s principal executive offices, (iii) a material reduction in the benefits or perquisites paid to the executive unless such reduction is employer-wide, (iv) a liquidation or dissolution of Westbury Bank or (v) a material breach of the employment agreement by Westbury Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement. For this purpose, the bonuses payable will be deemed to be equal to the average bonus paid during the prior three years. In addition, the executive would be entitled to receive a lump sum payment equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under Westbury Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation, if applicable with respect to such executive, of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.
Under each employment agreement with Messrs. Remus and Emerich, in the event of a change in control of Westbury Bank or Westbury Bancorp, Inc., followed by executive’s involuntary termination or resignation for one of the reasons set forth above in the foregoing paragraph within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three times the executive’s total compensation paid to or accrued on the executive’s behalf in the calendar year immediately preceding the year in which the termination of employment occurred (however, Mr. Emerich’s agreement provides for a payment equal to two times the “base amount” as defined under Internal Revenue Code Section 280G (the “base amount” is generally the five-year average of the executive’s taxable compensation), plus (b) a lump sum equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under Westbury Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional thirty-six (36) months (twenty-four (24) months for Mr. Emerich) after termination of employment, earning the salary that would have been achieved during such period. In addition, the executive would be entitled, at no expense to the executive, to the continuation, if applicable with respect to such executive, of life insurance and non-taxable medical and dental coverage for thirty-six (36) months (twenty-four (24) months for Mr. Emerich) following the termination of employment. In the event payments made to the executive include an “excess parachute payment” as defined in Internal Revenue Code Section 280G, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Under each employment agreement, if an executive becomes disabled within the meaning of Internal Revenue Code Section 409A, the executive shall receive benefits under any short-term or long-term disability plans maintained by Westbury Bank in which he participates. In the event of executive’s death, if applicable with respect to such executive, the executive’s family will be entitled to continued non-taxable medical insurance for twelve months following the executive’s death, with the family member paying the employee share of the insurance premiums.
Upon termination of the executive’s employment, the executive may be subject to certain restrictions on their ability to compete, or to solicit business or employees of Westbury Bank and Westbury Bancorp, Inc. for a period of one year following termination of employment.
Change in Control Severance Agreements. Westbury Bank entered into Change in Control Severance Agreements with each of Messrs. Stadler, Holland and Lee effective as of June 27, 2017 (the "Change in Control Agreements"). The Change in Control Agreements provide for a three year term that automatically extends for an additional year on each anniversary date of the date of the agreement. Under the terms of the Change in Control Agreements, each executive is entitled to receive a severance payment equal to two times the sum of his base salary then in effective, plus the average of the executive's actual annual bonus received in the two years preceding the year in which a qualifying termination occurs, plus continuation of certain fringe and other benefits under COBRA continuation coverage. A qualifying termination occurs if (1) the executive has a separation from service with the Bank during the period beginning with a change of control (as defined in the agreement) through the one year anniversary of the change of control or if the separation of service occurs within six months prior to a change of control and a change of control thereafter occurs and (2) the executive is terminated by the Bank without cause (as defined in the agreement) or the executive terminates his employment for good reason (as defined in the agreement). Each executive has agreed to comply with certain confidentiality, noncompetition and nonsolicitation covenants in the agreement for the benefit of the Bank.

Salary Continuation Agreements. On December 18, 2015, Westbury Bank entered into an amended and restated salary continuation agreement with Mr. Emerich (the “New SERP”). The New SERP supersedes and replaces Mr. Emerich’s original salary continuation agreement with Westbury Bank dated May 14, 2004 (the “Original SERP”). Under the terms of the New SERP, Mr. Emerich (or his designated beneficiary in the event of death) would be entitled to an annual retirement benefit of $22,800, payable in 12 equal monthly installments for 240 months (the “Retirement Benefit”). The Retirement Benefit represents Mr. Emerich’s accrued benefit under the Original SERP calculated as of December 31, 2015. The Retirement Benefit would be payable upon the earlier of Mr. Emerich’s: (1) termination of employment for any reason at or after age 62; (2) death; (3) disability; or (4) termination of employment by Westbury Bank without cause or voluntary resignation for “good reason” as defined in the New SERP.
Split Dollar Life Agreement. On December 18, 2015, Westbury Bank entered into a split-dollar life insurance agreement (the “Split Dollar Agreement”) with Mr. Remus. The Split Dollar Agreement is designed to provide Mr. Remus’ designated beneficiary with a death benefit of $600,000 in the event of his death while actively employed with Westbury Bank. Under the terms of the Split Dollar Agreement, Westbury Bank is the owner of the life insurance policies under which Mr. Remus is insured, and Westbury Bank shall pay all premiums associated with such policies. If Mr. Remus terminates employment with Westbury Bank prior to his death, the Split Dollar Agreement shall terminate and Mr. Remus would have the right to purchase the underlying life insurance policies from Westbury Bank.
401(k) Plan. Westbury Bank maintains the Westbury Bank 401(k) Profit Sharing Plan (“401(k) Plan”). Employees who have attained age 21 and completed one month of employment are eligible to participate in the 401(k) Plan. Under the 401(k) Plan a participant may elect to defer, on a pre-tax basis, up to 100% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2017, the salary deferral contribution limit is $18,000, provided, however, that a participant over age 50 may contribute an additional $6,000, for a total contribution of $24,000. In addition to salary deferral contributions, Westbury Bank may make matching contributions and profit sharing contributions. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of his or her termination of employment with Westbury Bank. Each participant has an individual account under the 401(k) Plan and may direct the investment of his or her account among a variety of investment options including the common stock of Westbury Bancorp, Inc. through the Westbury Bancorp, Inc. Stock Fund.
Employee Stock Ownership Plan. In connection with the bank's conversion from the mutual to stock form, which was completed on April 9, 2013, Westbury Bank adopted an ESOP for eligible bank employees. Eligible bank employees began participation in the ESOP on the later of the effective date of the conversion (April 9, 2013) or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service.
The ESOP trustee purchased, on behalf of the employee stock ownership plan, 411,403 shares of common stock of Westbury Bancorp, Inc. as part of the conversion transaction. The ESOP funded its stock purchase with a loan from Westbury Bancorp, Inc. equal to the aggregate purchase price of the common stock. The loan will be repaid principally through Westbury Bank’s periodic contributions to the ESOP and dividends payable on common stock held by the ESOP over the 20-year term of the loan. Additional principal payments, which serve to pay down the debt and accelerate the release of ESOP shares, may be made by the Bank at the discretion of its Board of Directors. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The interest rate for the employee stock ownership plan loan adjusts annually to the prime rate on the first business day of the calendar year, retroactive to January 1 of such year, and is currently 3.75% as of the date of this proxy statement.
The ESOP trustee holds the shares purchased by the ESOP in an unallocated suspense account, and shares are released from the suspense account on a pro-rata basis as the ESOP repays the loan due the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Each participant will vest in his or her benefit at a rate of 20% per year, beginning after the participant’s completion of his or her second year of service, such that the participant will be fully vested upon completion of six years of credited service. However, each participant who was employed by Westbury Bank prior to the offering will receive credit for vesting purposes for years of service prior to the adoption of the employee stock ownership plan. A participant will become fully vested automatically in his or her benefit upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, a participant will receive a distribution from the ESOP upon separation from service.
The ESOP permits a participant to direct the trustee as to how to vote the shares of common stock allocated to his or her account. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions in the same ratio as those shares for which participants provide instructions.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that had not vested as of September 30, 2017 for each named executive officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Greg J. Remus	41,991	27,996	15.20	6/25/2024	13,035	260,048
	8,000	12,000	17.35	6/25/2025	—	—
	4,000	16,000	19.86	6/25/2026	—	—
	—	20,000	19.85	6/25/2027	2,000	39,900
Glenn J. Stadler	3,816	2,547	15.20	6/25/2024	4,075	81,296
	4,000	6,000	17.35	6/25/2025	—	—
	2,000	8,000	19.86	6/26/2026	—	—
	—	10,000	19.85	6/25/2027	1,000	19,950
Kirk J. Emerich	28,629	19,090	15.20	6/25/2024	10,592	211,310
	1,000	4,000	19.86	6/25/2026	—	—
	—	2,000	19.85	6/25/2027	1,000	19,950

(1)	Stock options vest at the rate of 20% per year commencing one year from the date of grant, and continuing on each anniversary thereafter.

(2)	Restricted stock vests at the rate of 20% per year commencing one year from the date of grant, and continuing on each anniversary thereafter.

(3)	Reflects the closing market price of the stock on September 30, 2017 ($19.95) multiplied by the number of shares of restricted stock held by the named executive officer on such date.

Stock Benefit Plan
2014 Equity Incentive Plan. In 2014, the Company’s stockholders approved the Westbury Bancorp, Inc. 2014 Equity Incentive Plan (the “Equity Incentive Plan”), which provides officers, employees, and directors of Westbury Bancorp, Inc. and Westbury Bank with additional incentives to promote the Company’s growth and performance. Most of the companies that the Company competes with for directors and management-level employees are public companies that offer equity compensation as part of their overall director and officer compensation programs. By approving the Equity Incentive Plan, the Company’s stockholders have given the Company flexibility needed to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of the common stock of Westbury Bancorp, Inc.

In 2017, the Company's stockholders approved an amendment to the Equity Incentive Plan to increase the maximum number of shares of Company common stock that may be delivered to Participants and beneficiaries under the Plan pursuant to the exercise of stock options (all of which may be granted as ISOs) by 200,000 shares of common stock (for an aggregate total of 709,162 shares of common stock issuable as stock options under the Plan) and to increase the maximum number of shares of common stock that may be issued under the Plan as restricted stock awards by 20,000 shares of stock (for an aggregate total of 223,665 shares of common stock issuable as restricted stock awards under the Plan). The Equity Incentive Plan, as amended, authorizes the issuance or delivery of up to 932,827 shares of Westbury Bancorp, Inc. common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 709,162 (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards is 223,665.

The Equity Incentive Plan is administered by the members of Westbury Bancorp, Inc.’s Compensation Committee of the Board of Directors (the “Committee”) who are “Disinterested Board Members,” as defined in the Equity Incentive Plan. The Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Incentive Plan; and interpret the Equity Incentive Plan. The Equity Incentive Plan also permits the Committee to delegate all or any portion of its responsibilities and powers.

The Company’s employees and outside directors are eligible to receive awards under the Equity Incentive Plan. Awards may be granted in a combination of restricted stock awards, incentive stock options, and non-qualified stock options. The exercise price of stock options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Committee. Stock awards under the Equity Incentive Plan will be granted only in whole shares of common stock. All shares of restricted stock and all stock option grants will be subject to conditions established by the Committee that are set forth in the applicable award agreement.
The Committee has periodically approved awards under the Equity Incentive Plan. To date, all stock options and restricted stock awards are subject to time-based vesting and vest over a five-year period, with 20% of the awards vesting each year. The recipients of restricted stock awards are entitled to receive any cash dividends paid on all restricted stock awards, whether such awards are vested or not, and have voting rights consistent with the holders of our common stock generally.

Director Compensation
The following table sets forth for the fiscal year ended September 30, 2017 certain information as to the total remuneration we paid to our directors during fiscal 2017 other than to any director who is also a named executive officer. Executive officers who serve as directors (which include Raymond F. Lipman and Greg J. Remus) do not receive director or committee fees. Directors received no perquisites or other personal benefits greater than $10,000 during fiscal 2017.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Russell E. Brandt	27,550	—	27,550
William D. Gehl (2)	35,750	—	35,750
Andrew J. Gumm	29,525	—	29,525
David Jorgensen	25,800	—	25,800
Raymond F. Lipman	—	347,286	347,286
James L. Mohr(3)	6,250	—	6,250
Donald J. Murn(3)	5,775		5,775
Rondi Rohr-Dralle	28,100	—	28,100
James A. Spella(3)	8,400	—	8,400
Terry Wendorff	26,700	—	26,700

(1)
All other compensation for Mr. Lipman consisted of (1) salary of $97,590, (2) severance pay of $203,595, (3) bonus of $14,000, (4) ESOP contributions of $20,697, (5) personal use of company vehicle of $6,080, (6) employer contribution to 401K of $3,906, (7) life insurance premiums of $1,238, and (8) personal use of company cell phone of $180.

(2)
Mr. Gehl's term as a director expires at the 2018 Annual Meeting of Shareholders and he will not stand for re-election at the 2018 Annual Meeting, but will retire at the 2018 Annual Meeting as a director.

(3)
Mr. Mohr resigned as a director on December 5, 2016. Mr. Spella retired from the Board at the February 2017 Annual Meeting. Mr. Murn was appointed to the Board in July 2017 and will stand for election at the 2018 Annual Meeting of Shareholders.

The following table provides information concerning unexercised options and stock awards that had not vested as of September 30, 2017 for each person who was serving as a director (other than Mr. Remus) as of such date.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Russell E. Brandt	5,736	3,826	15.20	6/25/2024	2,444	48,758
William D. Gehl	5,736	3,826	15.20	6/25/2024	2,444	48,758
Andrew J. Gumm	5,736	3,826	15.20	6/25/2024	2,444	48,758
David Jorgensen	—	—	—	—	—	—
Donald J. Murn	—	—	—	—	—	—
Rondi Rohr-Dralle	5,736	3,826	15.20	6/25/2024	2,444	48,758
Terry Wendorff	3,824	5,738	15.20	6/25/2024	2,444	48,758

(1)	Stock options vest at the rate of 20% per year commencing one year from the date of grant, and continuing on each anniversary thereafter.

(2)	Restricted stock vests at the rate of 20% per year commencing June 25, 2015, one year from the date of grant, and continuing on each anniversary thereafter through June 25, 2019.

(3)	Reflects the closing market price of the stock on September 30, 2017 ($19.95) multiplied by the number of shares of restricted stock held by the director on such date.

Director Fees

Each director of Westbury Bank is paid a monthly retainer of $1,750. The vice-chairman receives an additional monthly retainer of $875. Each director is paid a fee of $800 for each special meeting attended during the fiscal year. Additionally, each director is a paid a fee for his or her services on the audit committee, enterprise risk committee, nominating and governance committee, personnel and compensation committee and directors’ loan committee in the amount of $350 ($500 for the chairman of the committee), respectively, for each committee meeting attended. Westbury Bancorp, Inc. does not separately compensate directors for service on the Board of Directors or committees of Westbury Bancorp, Inc.
Director Plan
Deferred Compensation Plan. Westbury Bank maintains a deferred compensation plan for directors. The only participant was James Mohr, who resigned from the Company's and Westbury Bank's Board of Directors effective as of December 5, 2016. Under the deferred compensation plan, participants are permitted to defer all or a portion of their compensation. The deferred compensation plan, which is an unfunded plan, provides that interest on the deferred amounts will be computed at a rate equal to the greater of (a) the prime rate, as published in the Wall Street Journal, on the first day of each calendar quarter, minus two hundred (200) basis points, or (b) three percent (3%). Each participant is always 100% vested in his account balance. Participants will receive a distribution in a single lump sum or in annual installments in accordance with a participant’s written elections. Mr. Mohr elected to no longer defer compensation to the plan effective January 1, 2012. For the fiscal years ended September 30, 2017 and September 30, 2016, Mr. Mohr received an interest credit of $1,693 and $6,611, respectively. Effective with Mr. Mohr's retirement as a director, the amounts deferred under the plan by Mr. Mohr were paid to him on January 2, 2017.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Principal Holders
Persons and groups who beneficially own in excess of 5% of the shares of Company common stock are required to file certain reports with the Securities and Exchange Commission ("SEC") regarding such ownership. The following table sets forth, as of September 30, 2017, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of our common stock. The mailing address for each of our directors and executive officers and the Westbury Bank Employee Stock Ownership Plan ("ESOP") is 200 South Main Street, West Bend, Wisconsin 53095.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders

Westbury Bank ESOP	402,452	(2)	10.04%

Banc Funds Co. LLC	396,242	(3)	9.89%
20 N Wacker Drive
Chicago, IL 60606

FJ Capital Management LLC	306,300	(4)	7.64%
1313 Dolley Madison Blvd.
McLean, VA 22101

The Manufacturers Life Insurance Company	298,835	(5)	7.46%
200 Bloor Street East
Toronto, Canada M4W 1E5

Directors and Executive Officers

Greg J. Remus, President, Chief Executive Officer and Chairman	108,943	(6)	2.68%
Russell E. Brandt, Director	21,848	(7)	*
William D. Gehl, Vice Chairman of the Board	19,348	(8)	*
Andrew J. Gumm, Director	34,148	(9)	*
David Jorgensen, Director	22,316	(10)	*
Donald J. Murn, Dirctor	1,000	(11)	*
Rondi Rohr-Dralle, Director	21,148	(12)	*
Terry Wendorff, Director	26,848	(13)	*
Kirk J. Emerich, Executive Vice President-Investor Relations and Chief Financial Officer	65,237	(14)	1.62%
Stephen W. Sinner, Executive Vice President - Chief Operating Officer	8,666	(15)	*
Glenn J. Stadler, Executive Vice President and Chief Commercial Lending Officer	22,508	(16)	*
Peter Lee, Executive Vice President and Chief Community Banking Officer	39,498	(17)	*
Michael C. Holland, Executive Vice President, Chief Credit Officer and Secretary	13,932	(18)	*
Steven L. Ritt, Senior Vice President and General Counsel	3,445	(19)	*

All directors and executive officers as a group (14 persons)			9.86%

*	Less than 1%.

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

(2)
On a Schedule 13G/A filed with the Securities and Exchange Commission on February 7, 2017, First Bankers Trust Services, Inc. reported sole voting power with respect to 308,553 shares of our common stock, shared voting power with respect to 93,899 shares of our common stock and sole dispositive voting power with respect to 402,452 shares of our common stock.

(3)	Based on a Form 13F filed with the Securities and Exchange Commission on August 11, 2017 showing ownership with sole dispositive and voting power as of June 30, 2017.

(4)	Based on a Form 13F filed with the Securities and Exchange Commission on August 14, 2017, showing ownership with sole dispositive and voting power as of June 30, 2017.

(5)	Based on a Form 13F filed with the Securities and Exchange Commission on August 15, 2017 showing ownership with sole dispositive and voting power as of June 30, 2017.

(6)
Includes 3,958 shares held in Mr. Remus' account in our ESOP, 6,943 shares held by Mr. Remus’ spouse, over which Mr. Remus is deemed to have shared voting and dispositive power together with his spouse, 2,401 shares held in Mr. Remus’ account in Westbury Bank’s 401(k) Plan, 13,100 shares held by an IRA for the benefit of Mr. Remus, 15,034 unvested shares of restricted stock and options to purchase 53,991 shares of stock that are either vested or vest within 60 days of the record date.

(7)
Includes 10,000 shares held by an IRA for the benefit of Mr. Brandt, 2,444 unvested shares of restricted stock and options to purchase 5,738 shares of stock that are either vested or vest within 60 days of the record date.

(8)	Includes 2,444 unvested shares of restricted stock and options to purchase 5,738 shares of stock that are either vested or vest within 60 days of the record date.

(9)
Includes 16,300 shares held by an IRA for the benefit of Mr. Gumm, 6,000 shares held in a self-directed 401k account for Mr. Gumm, 2,444 unvested shares of restricted stock and options to purchase 5,738 shares of stock that are either vested or vest within 60 days of the record date.

(10)	Includes 20,100 shares held in a family trust over which Mr. Jorgensen is deemed to have shared voting and dispositive power together with his spouse.

(11)	Includes 1,000 shares held by an IRA for the benefit of Mr. Murn.

(12)	Includes 2,444 unvested shares of restricted stock and options to purchase 5,738 shares of stock that are either vested or vest within 60 days of the record date.

(13)	Includes 2,444 unvested shares of restricted stock and options to purchase 5,738 shares of stock that are either vested or vest within 60 days of the record date.

(14)
Includes 3,913 shares held in Mr. Emerich's account in our ESOP, 287 shares held in Mr. Emerich's wife's account in our ESOP, over which Mr. Emerich is deemed to have shared voting and dispositive power with his spouse, 8,963 shares held in Mr. Emerich’s account in Westbury Bank’s 401(k) Plan, 1,030 shares held by an IRA for the benefit of Mr. Emerich, 11,591 unvested shares of restricted stock and options to purchase 29,629 shares of stock that are either vested or vest within 60 days of the record date.

(15)
Includes 1,572 shares held in Mr. Sinner's account in our ESOP, 529 shares held in Mr. Sinner's account in Westbury Bank's 401(k) Plan, 2,128 unvested shares of restricted stock and options to purchase 2,309 shares of stock that are either vested or vest within 60 days of the record date.

(16)
Includes 2,910 shares held in Mr. Stadler's account in our ESOP, 64 shares held in Mr. Stadler's spouse's account in our ESOP, over which Mr. Stadler is deemed to have shared voting and dispositive power together with his spouse, 237 shares held in Mr. Stadler's account in Westbury Bank's 401(k) Plan, 275 shares held by an IRA for the benefit of Mr. Stadler, 400 shares held by an IRA for the benefit of Mr. Stadler's spouse, over which Mr. Stadler is deemed to have shared voting and dispositive power together with his spouse, 5,073 unvested shares of restricted stock and options to purchase 9,816 shares of stock that are vested or vest within 60 days of the record date.

(17)
Includes 2,561 shares held in Mr. Lee's account in our ESOP, 586 shares held in Mr. Lee's account in Westbury Bank's 401(k) Plan, 17,437 shares held by an IRA for the benefit of Mr. Lee, 5,073 unvested shares of restricted stock and options to purchase 9,316 shares of stock that are vested or vest within 60 days of the record date.

(18)
Includes 2,214 shares held in Mr. Holland's account in our ESOP, 140 shares held in Mr. Holland’s account in Westbury Bank's 401(k) Plan, 3,000 shares held by an IRA for the benefit of Mr. Holland, 2,629 unvested shares of restricted stock and options to purchase 4,308 shares of stock that are either vested or vest within 60 days of the record date.

(19)
Includes 45 shares held in Mr. Ritt's account in Westbury Bank's 401(k) Plan, 2,000 shares held by an IRA for the benefit of Mr. Ritt, 400 shares held in an IRA for the benefit of Mr. Ritt's spouse, over which Mr. Ritt is deemed to have shared voting and dispositive power together with his spouse.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of September 30, 2017 with respect to compensation plans under which shares of our common stock may be issued:

Plan Category	Number of Shares to be Issued upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the first column) (1)
Equity compensation plans approved by stockholders	448,378	$17.26	239,490
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	448,378	$17.26	239,490
(1) Includes unexercised options and unissued restricted shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.
Board and Committee Independence

The Board of Directors has determined that each of our directors, with the exception of Chairman, President and Chief Executive Officer Greg J. Remus, is “independent” as defined in the listing standards of the Nasdaq Stock Market. Mr. Remus is not independent because he serves as an executive officer of the Company. Each director who serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the listing standards of the Nasdaq Stock Market and applicable SEC regulations for purposes of service on each of such committees.
In determining the independence of the other directors, the Board of Directors considered the following facts, which are not required to be reported under “Transactions with Certain Related Persons.” During the fiscal year ended September 30, 2017, Westbury Bank paid $18,542 in fees for various printing services to Brandt Printing, Inc., a printing company owned by Director Russell Brandt. During the fiscal year ended September 30, 2017, Westbury Bank paid $595,017 for construction services to VJS Construction Services Inc., a general contractor of which Director David Jorgensen is an owner.
The Board of Directors determined that the payment of market prices for printing services and the payment of market rates for construction services does not interfere with Mr. Brandt’s or Mr. Jorgensen's exercise of independent judgment in carrying out each of their responsibilities as a director, respectively.
Transactions With Certain Related Persons
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

The following table sets forth loans made by Westbury Bank to its directors and executive officers where the largest amount of all indebtedness outstanding during the years ended September 30, 2017 and 2016, and all amounts of interest payable during the year, respectively, exceeded $120,000, and where the borrowers received reduced interest rates pursuant to the employee loan program described above. Except for the reduced interest rates, all loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans to persons not related to Westbury Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Name	Type of Loan	Largest Aggregate Balance from October 1, 2016 to September 30, 2017	Interest Rate on September 30, 2017	Principal Balance on September 30, 2017	Amount of Principal Paid from October 1, 2016 to September 30, 2017	Amount of Interest Paid from October 1, 2016 to September 30, 2017
Andrew J. Gumm	Mortgage on primary home	$380,091	2.875%	$371,388	$8,703	$10,814
Andrew J. Gumm	Mortgage on second home	248,536	3.125%	243,065	5,471	7,689
Donald J. Murn	Construction on new primary home	625,000	3.125%	625,000	—	—
Glenn J Stadler	Mortgage on primary home	342,187	2.875%	334,801	7,386	9,741
Greg J. Remus	Construction on new primary home	438,692	3.250%	—	438,692	4,346
Greg J. Remus	Construction on new primary home	1,482,300	4.125%	1,481,314	986	22,328
Peter E. Lee	Mortgage on primary home	985,500	2.625%	531,121	454,379	26,118
Russell E. Brandt	Mortgage on primary home	237,000	2.625%	233,506	3,494	4,121

Name	Type of Loan	Largest Aggregate Balance from October 1, 2015 to September 30, 2016	Interest Rate on September 30, 2016	Principal Balance on September 30, 2016	Amount of Principal Paid from October 1, 2015 to September 30, 2016	Amount of Interest Paid from October 1, 2015 to September 30, 2016
Andrew J. Gumm	Mortgage on primary home	$388,547	2.875%	$380,091	$8,456	$11,060
Andrew J. Gumm	Mortgage on second home	253,839	3.125%	248,536	5,303	7,857
Greg J. Remus	Mortgage on primary home	400,136	2.375%	—	400,136	8,471
Greg J. Remus	Construction on new primary home	447,775	3.375%	438,692	9,083	14,418
Glenn J. Stadler	Mortgage on primary home	348,608	2.750%	—	348,608	6,809
Glenn J. Stadler	Mortgage on primary home	344,000	3.000%	342,186	1,814	2,468

Westbury Bank is in compliance with federal regulations with respect to its loans and extensions of credit to executive officers and directors (and their affiliates), which loans are made in the ordinary course of business and on substantially the same terms and conditions, including interest rate and collateral, except as noted above for the employee loan program, as those prevailing at the time for comparable loans with persons not related to Westbury Bank, in accordance with the bank's underwriting guidelines, and do not involve more than the normal risk of collectability or present other unfavorable features. The aggregate amount of our loans to our executive officers and directors and their related entities was $11.5 million at September 30, 2017. As of September 30, 2017, these loans were performing according to their original terms.

Other Transactions. There were no other related transactions to any director or executive officer besides the loans to directors and executive officers, during the fiscal year ended September 30, 2017.

ITEM 14.	Principal Accounting Fees and Services.
Set forth below is certain information concerning aggregate fees billed for professional services rendered by the Company's independent registered public accounting firm, CLA, during the year ended September 30, 2017 and its prior independent registered public accounting firm, RSM, during the year ended September 30, 2016.

	Year Ended September 30, 2017	Year Ended September 30, 2016

Audit Fees	$125,000	$253,000
Audit-Related Fees	$41,130	$41,750
Tax Fees	$15,000	$19,500
All Other Fees	$—	$26,000

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $125,000 and $253,000 during the years ended September 30, 2017 and 2016, respectively.

Audit Related Fees. The audit-related fees billed to us for assurance and related services rendered that are reasonably related to the performance of the audit of and review of the financial statements, but are not already reported in “—Audit Fees," were $41,130 and $41,750 during the years ended September 30, 2017 and 2016, respectively. These services related to audits of our 401(k) plan, our ESOP and HUD reporting, as well as agreed-upon procedures for student loans.

Tax Fees. The aggregate fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance were $15,000 and $19,500 during the years ended September 30, 2017 and 2016, respectively.

All Other Fees. The aggregate fees billed to us for professional services rendered for regulatory compliance were zero and $26,000 during the years ended September 30, 2017 and 2016, respectively.

The Audit Committee has considered whether the provision of the services and the payment of the fees described above are compatible with maintaining the independence of CLA. The Audit Committee concluded that performing such services does not affect the independence of CLA in performing its function as our independent registered public accounting firm.

The Audit Committee has adopted a pre-approval policy, and pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for us by CLA, subject to the de minimum exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit-related fees and all other fees described above were approved as part of our engagement of CLA.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements
The documents filed as a part of this Form 10-K are:

(A)	Reports of Independent Registered Public Accounting Firms;

(B)	Consolidated Balance Sheets – September 30, 2017 and 2016;

(C)	Consolidated Statements of Operations for the years ended September 30, 2017 and 2016;

(D)	Consolidated Statements of Comprehensive Income for the years ended September 30, 2017 and 2016;

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2017 and 2016;

(F)	Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016; and

(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*

3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**

4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Amended and Restated Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*****

10.3	Employment Agreement between Westbury Bank and Kirk J. Emerich***

10.4	Amended and Restated Employment Agreement between Westbury Bank and Greg J. Remus****

10.5	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*

10.6	Split-Dollar Insurance Agreement between Westbury Bank and Greg J. Remus*****

10.7	Change in Control Agreement between Westbury Bank and Glenn J. Stadler

10.8	Change in Control Agreement between Westbury Bank and Michael C. Holland

10.9	Change in Control Agreement between Westbury Bank and Peter Lee

21	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016, and (vi) the notes to the Consolidated Financial Statements

*	Incorporated by reference to the Registration Statement on Form S-1 (file no. 333-184594), initially filed October 25, 2012.

**	Incorporated by reference to the Annual Report on Form 10-K filed on December 9, 2014.

***	Incorporated by reference to the Current Report on Form 8-K filed on February 20, 2014.

****	Incorporated by reference to the Current Report on Form 8-K filed on August 26, 2015.

*****	Incorporated by reference to the Current Report on Form 8-K filed on December 23, 2015.

EXHIBIT INDEX

3.1	Articles of Incorporation of Westbury Bancorp, Inc.*
3.2	Amended and Restated Bylaws of Westbury Bancorp, Inc.**
4	Form of Common Stock Certificate of Westbury Bancorp, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Amended and Restated Salary Continuation Agreement by and between Westbury Bank and Kirk J. Emerich*****
10.3	Employment Agreement between Westbury Bank and Kirk J. Emerich***
10.4	Amended and Restated Employment Agreement between Westbury Bank and Greg J. Remus****
10.5	Deferred Compensation Plan for Directors and Key Management Employees of Westbury Bank*
10.6	Split-Dollar Insurance Agreement between Westbury Bank and Greg J. Remus*****
10.7	Change in Control Agreement between Westbury Bank and Glenn J. Stadler
10.8	Change in Control Agreement between Westbury Bank and Michael C. Holland
10.9	Change in Control Agreement between Westbury Bank and Peter Lee
21	Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016, and (vi) the notes to the Consolidated Financial Statements

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

Westbury Bancorp, Inc.

		By:	/s/ Greg J. Remus
Date:	December 4, 2017		Greg J. Remus
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Greg J. Remus	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 4, 2017
Greg J. Remus

/s/ Kirk J. Emerich	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 4, 2017
Kirk J. Emerich

/s/ Russell E. Brandt	Director	December 4, 2017
Russell E. Brandt

/s/ William D. Gehl	Director	December 4, 2017
William D. Gehl

/s/ Andrew J. Gumm	Director	December 4, 2017
Andrew J. Gumm

/s/ David Jorgensen	Director	December 4, 2017
David Jorgensen

/s/ Donald J. Murn	Director	December 4, 2017
Donald J. Murn

/s/ Rondi Rohr-Dralle	Director	December 4, 2017
Rondi Rohr-Dralle

/s/ Terry Wendorff	Director	December 4, 2017
Terry Wendorff

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Westbury Bancorp, Inc. and Subsidiary
West Bend, Wisconsin

We have audited the accompanying consolidated balance sheet of Westbury Bancorp, Inc. and Subsidiary ("Westbury Bancorp, Inc.") as of September 30, 2017 , and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended September 30, 2017. Westbury Bancorp, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CliftonLarsonAllen LLP
Milwaukee, Wisconsin
December 4, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Westbury Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westbury Bancorp, Inc. and Subsidiary as of September 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP
Milwaukee, Wisconsin
December 2, 2016

Westbury Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets
September 30, 2017 and 2016
(Dollars in Thousands, except per share data)

	September 30, 2017	September 30, 2016
Assets
Cash and due from banks	$14,464	$19,125
Interest-earning deposits	7,891	10,488
Cash and cash equivalents	22,355	29,613

Securities available-for-sale	122,601	93,772
Securities held to maturity, at amortized cost ($2,181 and $2,392 fair value at September 30, 2017 and 2016, respectively)	2,125	2,293
Loans held for sale, at lower of cost or fair value	827	1,881
Loans, net of allowance for loan losses of $5,760 and $5,244 at September 30, 2017 and 2016, respectively	601,988	533,759
Federal Home Loan Bank stock, at cost	1,330	1,330
Foreclosed real estate	—	99
Real estate held for sale	1,082	—
Office properties and equipment, net	14,131	15,410
Cash surrender value of life insurance	14,663	14,233
Mortgage servicing rights	705	800
Deferred taxes	4,636	5,425
Other assets	3,846	4,010

Total assets	$790,289	$702,625

Liabilities and Stockholders' Equity
Liabilities
Deposits	$675,797	$591,977
Short-term advances from Federal Home Loan Bank	4,000	—
Long-term advances from Federal Home Loan Bank	20,000	20,000
Advance payments by borrowers for property taxes and insurance	5,042	5,455
Other liabilities	4,366	5,564
Total liabilities	709,205	622,996
Commitments and Contingencies (Notes 7, 10, 15, 17 and 18)

Stockholders' Equity
Preferred stock $0.01 par value, 50,000,000 shares authorized; none issued or outstanding	—	—
Common stock $0.01 par value, 100,000,000 shares authorized; 5,387,500 and 5,347,641 shares issued at September 30, 2017 and 2016, respectively	54	54
Additional paid-in capital	53,494	51,463
Retained earnings	55,032	52,185
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,777)	(3,188)
Accumulated other comprehensive income (loss)	(567)	561
Less common stock repurchased, 1,379,349 and 1,249,123 shares at cost, at September 30, 2017 and 2016, respectively	(24,152)	(21,446)
Total stockholders' equity	81,084	79,629

Total liabilities and stockholders' equity	$790,289	$702,625

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended September 30, 2017 and 2016
(Dollars in Thousands, except per share data)

	2017	2016
Interest and dividend income:
Loans	$22,579	$20,914
Investments - nontaxable	594	205
Investments - taxable	1,837	1,691
Interest bearing deposits	236	134
Total interest and dividend income	25,246	22,944
Interest expense:
Deposits	3,146	2,368
Short-term advances from the Federal Home Loan Bank	37	49
Long-term advances from the Federal Home Loan Bank	223	185
Line of credit	3	—
Total interest expense	3,409	2,602
Net interest income before provision for loan losses	21,837	20,342
Provision for loan losses	450	775
Net interest income after provision for loan losses	21,387	19,567
Non-interest income:
Service fees on deposit accounts	3,919	3,984
Gain on sales of loans, net	563	779
Servicing fee income, net of amortization and impairment	209	(34)
Insurance and securities sales commissions	152	229
Gain on sales of securities	19	557
Gain on sales of branches and other assets	40	1
Increase in cash surrender value of life insurance	430	429
Rental income from real estate operations	427	433
Other income	296	441
Total non-interest income	6,055	6,819
Non-interest expense:
Compensation and employee benefits	11,605	10,565
Occupancy, furniture and equipment	2,313	1,764
Data processing	3,454	3,090
Accounting, legal and other professional fees	1,248	1,117
FDIC insurance premiums	434	410
Valuation loss on real estate held for sale	702	276
Other expenses	3,175	3,707
Total non-interest expense	22,931	20,929
Income before income tax expense	4,511	5,457
Income tax expense	1,664	1,986
Net income	$2,847	$3,471
Earnings per share:
Basic	0.78	0.94
Diluted	0.76	0.93

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income
Years Ended September 30, 2017 and 2016
(Dollars in Thousands)

	2017	2016
Net income	$2,847	$3,471

Other comprehensive income (loss), before tax:
Unrealized gains (losses) on available-for-sale securities	(1,837)	900
Reclassification adjustment for realized gains included in net income	(19)	(557)
Other comprehensive income (loss), before tax	(1,856)	343
Income tax expense (benefit) related to items of other comprehensive income (loss)	728	(134)
Other comprehensive income (loss), net of tax	(1,128)	209
Comprehensive income	$1,719	$3,680

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders' Equity
Years Ended September 30, 2017 and 2016
(Dollars in Thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Common Stock Repurchased	Total
Balance, September 30, 2015	$—	$53	$50,145	$48,714	$(3,548)	$352	$(16,904)	$78,812

Net income	—	—	—	3,471	—	—	—	3,471
Other comprehensive income, net of tax	—	—	—	—	—	209	—	209
Repurchase of 237,014 shares of common stock	—	—	—	—	—	—	(4,542)	(4,542)
Exercise of 10,193 stock options	—	1	154	—	—	—	—	155
Stock based compensation expense	—	—	839	—	—	—	—	839
Allocation, or commitment to be allocated, of 35,997 shares by ESOP	—	—	325	—	360	—	—	685

Balance, September 30, 2016	$—	$54	$51,463	$52,185	$(3,188)	$561	(21,446)	$79,629

Net income	$—	$—	$—	$2,847	$—	$—	$—	$2,847
Other comprehensive loss, net of tax	—	—	—	—	—	(1,128)	—	(1,128)
Repurchase of 130,226 shares of common stock	—	—	—	—	—	—	(2,706)	(2,706)
Exercise of 51,468 stock options	—	—	784	—	—	—	—	784
Stock based compensation expense	—	—	819	—	—	—	—	819
Allocation, or commitment to be allocated, of 41,140 shares by ESOP	—	—	428	—	411	—	—	839

Balance, September 30, 2017	$—	$54	$53,494	$55,032	$(2,777)	$(567)	$(24,152)	$81,084

See Notes to Consolidated Financial Statements.

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2017 and 2016
(Dollars in Thousands)

	2017	2016
Cash Flows From Operating Activities
Net income	$2,847	$3,471
Adjustments to reconcile net income to cash provided by operating activities:
Provision for loan losses	450	775
Depreciation and amortization	915	766
Depreciation of real estate held for investment	—	78
Net amortization of securities premiums and discounts	786	508
Amortization and impairment of mortgage servicing rights	95	410
Gain on sales of available-for-sale securities	(19)	(557)
Gain on sales of branches and other assets	(40)	(1)
Valuation loss on real estate held for sale	702	276
Gain on sale of foreclosed real estate	(10)	(28)
Write-down of foreclosed real estate	9	26
Loans originated for sale	(33,250)	(49,818)
Proceeds from sale of loans	34,867	49,147
Gain on sale of loans, net	(563)	(779)
ESOP compensation expense	839	685
Stock based compensation expense	819	839
Deferred income taxes	1,517	1,987
Increase in cash surrender value of life insurance	(430)	(429)
Net change in:
Other assets	204	(521)
Other liabilities and advance payments by borrowers for property taxes and insurance	(1,591)	(78)
Net cash provided by operating activities	8,147	6,757

Cash Flows From Investing Activities
Purchases of securities available-for-sale	(46,888)	(61,065)
Proceeds from sales of securities available-for-sale	4,587	35,980
Proceeds from maturities, prepayments, and calls of securities available-for-sale	10,849	11,991
Proceeds from maturities, prepayments, and calls of securities held-to-maturity	168	166
Proceeds from real estate held for investment	—	185
Purchase of real estate held for investment	—	(18)
Purchase of FHLB stock	—	(29)
Redemption of FHLB stock	—	2,049
Net increase in loans	(68,846)	(41,279)
Purchase of bank-owned life insurance	—	(637)
Purchases of office properties and equipment	(1,440)	(507)
Proceeds from sales of real estate held for sale	—	606
Proceeds from sales of foreclosed real estate	267	356
Net cash used in investing activities	(101,303)	(52,202)

Westbury Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2017 and 2016
(Dollars in Thousands)
Continued

	2017	2016
Cash Flows From Financing Activities
Net increase in deposits	83,820	60,957
Proceeds from long-term Federal Home Loan Bank advances	—	20,000
Net proceeds (repayment) of short-term Federal Home Loan Bank advances	4,000	(18,000)
Proceeds from exercise of stock options	784	155
Repurchase of common stock	(2,706)	(4,542)
Net cash provided by financing activities	85,898	58,570

Net increase (decrease) in cash and cash equivalents	(7,258)	13,125

Cash and cash equivalents at beginning of period	29,613	16,488

Cash and cash equivalents at end of period	$22,355	$29,613

Supplemental Disclosures of Cash Flow Information
Interest paid (including amounts credited to deposits)	$3,406	$2,602

Supplemental Schedules of Non-cash Operating and Investing Activities
Loans receivable transferred to foreclosed real estate	$167	$170
Office properties and equipment transferred to real estate held for sale	1,784	—
Real estate held for investment transferred to office properties and equipment	—	1,802
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

Jumpstart Our Business Startups Act: The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.07 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering, which occurred on April 9, 2013.

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

The transfer of a participating interest in an entire financial asset must also meet the definition of a participating interest. A participating interest in a financial asset has all of the following characteristics: (1) from the date of the transfer, it must represent a proportionate (pro rata) ownership in the financial asset, (2) from the date of transfer, all cash flows received, except any cash flows allocated as any compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or exchange the entire financial asset unless all participating interest holders agree to do so.

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

Stock-based compensation: The Company accounts for its equity awards in accordance with ASC Topic 718.  ASC Topic 718 requires public companies to recognize compensation expense related to stock-based equity awards in their income statements.  See Note 13 below for more information.

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

Derivative financial instruments and hedging activities: All derivatives are recognized in the consolidated balance sheets at their fair value. Derivative contracts are maintained related to commitments to fund residential mortgages (interest rate locks) in connection with residential mortgages intended for sale. Such commitments are recorded at fair value in other assets or liabilities, with changes in fair value recorded in net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and, for fixed rate commitments, also considers the committed rates and current levels of interest rates. Derivative contracts are also maintained related to certificates of deposit, for which changes in the fair value of the derivative are recorded in earnings.

Comprehensive income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, which are also recognized as separate components of equity.

Reclassification: Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation. These reclassifications had no effect on net income or stockholders' equity.

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

Note 2.    Cash and Due from Banks

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank, based upon a percentage of certain deposits. These required reserve balances totaled approximately $15,039 and $13,552 at September 30, 2017 and 2016, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 3.    Investment Securities

The amortized costs and fair values of investment securities are summarized as follows:

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
U.S. Government and agency securities	$25	$—	$—	$25
U.S. Government agency residential mortgage-backed securities	56,209	160	(568)	55,801
U.S. Government agency collateralized mortgage obligations	6,450	31	(108)	6,373
U.S. Government agency commercial mortgage-backed securities	17,780	30	(90)	17,720
Municipal securities-tax exempt	30,959	100	(469)	30,590
Municipal securities-taxable	11,861	37	(61)	11,837
Corporate securities	250	5	—	255
Total Available for Sale	123,534	363	(1,296)	122,601
Held to Maturity
Municipal securities-tax exempt	2,125	56	—	2,181
Total Investment Securities	$125,659	$419	$(1,296)	$124,782

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available for Sale
U.S. Government and agency securities	$24	$1	$—	$25
U.S. Government agency residential mortgage-backed securities	40,289	504	(43)	40,750
U.S. Government agency collateralized mortgage obligations	2,674	24	(18)	2,680
U.S. Government agency commercial mortgage-backed securities	11,376	150	—	11,526
Municipal securities-tax exempt	25,730	51	(99)	25,682
Municipal securities-taxable	12,756	358	(5)	13,109
Corporate securities	—	—	—	—
Total Available for Sale	92,849	1,088	(165)	93,772
Held to Maturity
Municipal securities-tax exempt	2,293	99	—	2,392
Total Investment Securities	$95,142	$1,187	$(165)	$96,164

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The amortized cost and fair value of investment securities, by contractual maturity at September 30, 2017, are shown in the following table. Actual maturities differ from contractual maturities for mortgage-backed securities and collateralized mortgage obligations because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not presented in the maturity categories in the table below.

	September 30, 2017
	Amortized Cost	Fair Value

Available for sale:
Due in one year or less	$501	$501
Due after one year through five years	14,945	14,922
Due after five years through ten years	22,319	22,057
Due after ten years	5,330	5,227
U.S. Government agency collateralized mortgage obligations	6,450	6,373
U.S. Government agency residential mortgage-backed securities	56,209	55,801
U.S. Government agency commercial mortgage-backed securities	17,780	17,720
	$123,534	$122,601
Held to maturity:
Due in one year or less	$171	$171
Due after one year through five years	717	728
Due after five years through ten years	1,013	1,049
Due after ten years	224	233
	2,125	2,181
Total	$125,659	$124,782

Proceeds from sales of securities available-for-sale during the years ended September 30, 2017 and 2016 were $4,587 and $35,980, respectively. Gross realized gains, during the years ended September 30, 2017 and 2016, on these sales amounted to $29 and $570, respectively. Gross realized losses on these sales were $10 and $13 during the years ended September 30, 2017 and 2016, respectively.

Securities with carrying values of $39,409 and $24,364 at September 30, 2017 and September 30, 2016, respectively, were pledged for purposes required or permitted by law.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Information pertaining to securities with gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are summarized as follows:

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	35,806	(472)	4,319	(96)	40,125	(568)
U.S. Government agency collateralized mortgage obligations	4,908	(82)	475	(26)	5,383	(108)
U.S. Government agency commercial mortgage-backed securities	9,638	(90)	—	—	9,638	(90)
Municipal securities-tax exempt	7,570	(75)	15,981	(394)	23,551	(469)
Municipal securities-taxable	5,321	(44)	278	(17)	5,599	(61)
Corporate securities	—	—	—	—	—	—
	$63,243	$(763)	$21,053	$(533)	$84,296	$(1,296)

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Government and agency securities	$—	$—	$—	$—	$—	$—
U.S. Government agency residential mortgage-backed securities	2,726	(5)	3,020	(38)	5,746	(43)
U.S. Government agency collateralized mortgage obligations	—	—	576	(18)	576	(18)
U.S. Government agency commercial mortgage-backed securities	—	—	—	—	—	—
Municipal securities-tax exempt	18,314	(99)	—	—	18,314	(99)
Municipal securities-taxable	550	(5)	—	—	550	(5)
Corporate securities	—	—	—	—	—	—
	$21,590	$(109)	$3,596	$(56)	$25,186	$(165)

At September 30, 2017, the investment portfolio included 54 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 86 securities which had been in unrealized loss positions for less than twelve months. At September 30, 2016, the investment portfolio included 5 securities available-for-sale which had been in unrealized loss positions for greater than twelve months and 58 securities which had been in unrealized loss positions for less than twelve months. These securities are considered to be acceptable credit risks. Based upon an evaluation of the available evidence, including recent changes in market rates, credit rating information and information obtained from regulatory filings, management believes the decline in fair value for these securities is temporary. In addition, the Company does not intend to sell these investment securities for a period of time sufficient to allow for anticipated recovery. The Company does not have any current requirement to sell its investment in the issuer prior to any anticipated recovery in fair value.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 4.	Loans
A summary of the balances of loans follows:

	September 30, 2017	September 30, 2016

Real Estate:
Single family	$163,780	$158,541
Multifamily	134,094	123,623
Commercial real estate non-owner occupied	151,686	117,971
Commercial real estate owner occupied	68,839	63,108
Construction and land development	18,860	16,230
Total Real Estate	537,259	479,473
Commercial Business	53,149	40,836

Consumer:
Home equity lines of credit	14,034	14,969
Education	2,865	3,401
Other	501	462
Total Consumer	17,400	18,832

Total Loans	607,808	539,141
Less:
Net deferred loan fees	60	138
Allowance for loan losses	5,760	5,244
Net Loans	$601,988	$533,759

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present the contractual aging of the recorded investment in past due loans by class of loans as of September 30, 2017 and September 30, 2016:

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2017	Current	Past Due	Past Due	or More	Total

Single family	$162,952	$825	$—	$3	$163,780
Multifamily	134,094	—	—	—	134,094
Commercial real estate non-owner occupied	151,686	—	—	—	151,686
Commercial real estate owner occupied	68,839	—	—	—	68,839
Construction and land development	18,835	—	—	25	18,860
Commercial business	53,149	—	—	—	53,149
Consumer and other:
Home equity lines of credit	14,034	—	—	—	14,034
Education	2,609	14	136	106	2,865
Other	501	—	—	—	501
	$606,699	$839	$136	$134	$607,808

				Loans Past
		30-59 Days	60-89 Days	Due 90 Days
September 30, 2016	Current	Past Due	Past Due	or More	Total

Single family	$157,803	$239	$426	$73	$158,541
Multifamily	123,623	—	—	—	123,623
Commercial real estate non-owner occupied	117,971	—	—	—	117,971
Commercial real estate owner occupied	63,108	—	—	—	63,108
Construction and land development	16,230	—	—	—	16,230
Commercial business	40,836	—	—	—	40,836
Consumer and other:
Home equity lines of credit	14,942	—	—	27	14,969
Education	3,202	11	39	149	3,401
Other	462	—	—	—	462
	$538,177	$250	$465	$249	$539,141

There were no loans past due ninety days or more still accruing interest as of September 30, 2017 and September 30, 2016.

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016

Single family	$16	$338
Multifamily	—	—
Commercial real estate non-owner occupied	—	—
Commercial real estate owner occupied	—	—
Construction and land development	25	—
Commercial business	—	—
Consumer and other:
Home equity lines of credit	—	36
Education	242	188
Other	—	—
	$283	$562

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present the risk category of loans evaluated by internal asset classification based on the most recent analysis performed and the contractual aging as of September 30, 2017 and 2016:

September 30, 2017	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$162,798	$—	$—	$982	$—	$163,780
Multifamily	134,094	—	—	—	—	134,094
Commercial real estate non-owner occupied	151,686	—	—	—	—	151,686
Commercial real estate owner occupied	66,710	2,129	—	—	—	68,839
Construction and land development	18,834	—	—	26	—	18,860
Commercial business	51,699	470	—	980	—	53,149
Consumer and other:
Home equity lines of credit	13,970	—	—	64	—	14,034
Education	2,865	—	—	—	—	2,865
Other	501	—	—	—	—	501
Total	$603,157	$2,599	$—	$2,052	$—	$607,808

September 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful	Total

Single family	$156,042	$744	$—	$1,755	$—	$158,541
Multifamily	121,878	1,745	—	—	—	123,623
Commercial real estate non-owner occupied	116,880	695	396	—	—	117,971
Commercial real estate owner occupied	59,993	3,115	—	—	—	63,108
Construction and land development	16,228	—	—	2	—	16,230
Commercial business	31,677	8,945	214	—	—	40,836
Consumer and other:
Home equity lines of credit	14,874	—	—	95	—	14,969
Education	3,401	—	—	—	—	3,401
Other	462	—	—	—	—	462
	$521,435	$15,244	$610	$1,852	$—	$539,141

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables provide additional detail of the activity in the allowance for loan losses, by portfolio segment, for the years ended September 30, 2017 and 2016:

Year Ended September 30, 2017			Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other
	Single Family	Multifamily						Total

Allowance for loan losses:
Beginning balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244
Provision for loan losses	(185)	161	215	196	32	131	(100)	450
Loans charged-off	(21)	—	—	—	(19)	—	—	(40)
Recoveries	1	—	—	6	—	14	85	106
Ending balance	$775	$1,176	$1,734	$1,015	$357	$645	$58	$5,760

Period-ended amount allocated for:
Individually evaluated for impairment	$—	—	$—	$—	—	$—	$49	$49
Collectively evaluated for impairment	775	1,176	1,734	1,015	357	645	9	5,711
Ending Balance	$775	$1,176	$1,734	$1,015	$357	$645	$58	$5,760

Loans:
Individually evaluated for impairment	$1,350	$288	$—	$—	$—	$—	$49	$1,687
Collectively evaluated for impairment	162,430	133,806	151,686	68,839	18,860	53,149	17,351	606,121
Ending Balance	$163,780	$134,094	$151,686	$68,839	$18,860	$53,149	$17,400	$607,808

Year Ended September 30, 2016			Commercial Real Estate - Non-owner Occupied	Commercial Real Estate - Owner-Occupied	Construction and Land Development	Commercial Business	Consumer and Other
	Single Family	Multifamily						Total

Allowance for loan losses:
Beginning balance	$1,073	$1,013	$1,091	$513	$330	$498	$80	$4,598
Provision for loan losses	70	2	428	298	14	(30)	(7)	775
Loans charged-off	(176)	—	—	—	—	—	(10)	(186)
Recoveries	13	—	—	2	—	32	10	57
Ending balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244

Period-ended amount allocated for:
Individually evaluated for impairment	$—	—	$—	$—	$—	$—	52	$52
Collectively evaluated for impairment	980	1,015	1,519	813	344	500	21	5,192
Ending Balance	$980	$1,015	$1,519	$813	$344	$500	$73	$5,244

Loans:
Individually evaluated for impairment	$1,455	$1,745	$—	$—	$—	$—	$88	$3,288
Collectively evaluated for impairment	157,086	121,878	117,971	63,108	16,230	40,836	18,744	535,853
Ending Balance	$158,541	$123,623	$117,971	$63,108	$16,230	$40,836	$18,832	$539,141

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following tables present additional detail of impaired loans, segregated by segment, as of and for the years ended September 30, 2017 and 2016. The unpaid principal balance represents the recorded balance prior to any partial charge-offs. The recorded investment represents customer balances net of any partial charge-offs recognized on the loans by loan category. The interest income recognized column represents all interest income reported on either a cash or accrual basis after the loan became impaired.

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2017	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$1,444	$1,350	$—	$1,251	$67
Multifamily	288	288	—	1,153	28
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	4	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	—	—	—	28	—

With an allowance recorded:
Single family	—	—	—	163	—
Multifamily	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	49	49	49	51	3
	$1,785	$1,687	$49	$2,646	$98

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income
September 30, 2016	Balance	Investment	Allocated	Investment	Recognized

With no related allowance recorded:
Single family	$1,594	$1,455	$—	$1,337	$71
Multifamily	1,794	1,745	—	1,790	76
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	4	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	115	36	—	64	—

With an allowance recorded:
Single family	—	—	—	289	—
Multifamily	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer and other	52	52	52	54	3
	$3,559	$3,288	$52	$3,534	$150

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following is a summary of troubled debt restructured loans (TDRs) at September 30, 2017 and 2016:

	September 30, 2017	September 30, 2016

Troubled debt restructurings - accrual	$1,268	$3,021
Troubled debt restructurings - nonaccrual	—	—
	$1,268	$3,021

Modifications of loan terms in a TDR are generally in the form of an extension of payment terms or lowering of the interest rate, although occasionally the Bank has reduced the outstanding principal balance.

There were no loans modified in a TDR during the years ended September 30, 2017 and 2016.

There were no re-defaults of TDR loans that occurred during the years ended September 30, 2017 and 2016.

Certain of the Bank’s directors and executive officers are loan customers of the Bank. As of September 30, 2017 and 2016, loans of approximately $11,539 and $7,813, respectively, were outstanding to such parties. These loans were made on substantially the same terms as those prevailing for comparable transactions with other persons and do not involve more than the normal risk of collectability.

An analysis of such loans is as follows:

	Years Ended September 30,
	2017	2016

Balance, beginning	$7,813	$3,334
New loans originated	3,359	927
Draws on lines of credit	73	186
Principal repayments	(1,326)	(1,490)
Other[1]	1,620	4,856
Balance, ending	$11,539	$7,813

1 An officer, with an existing loan, was promoted to executive officer position during 2016. Additionally, a director resigned and a new director was appointed during 2016. Each had loans from the Bank.

Note 5.	Foreclosed Real Estate
An analysis of foreclosed real estate for the years ended September 30, 2017 and 2016 is as follows:

	Years Ended September 30,
	2017	2016

Balance, beginning	$99	$283
Transfer of loans	167	170
Writedown to realizable value	(9)	(26)
Proceeds on sale	(267)	(356)
Gain on sale	10	28
Balance, ending	$—	$99

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 6.	Mortgage Servicing Rights
Loans serviced for others approximated $100,924 and $126,124 at September 30, 2017 and 2016, respectively. These loans are not reflected in the accompanying consolidated financial statements and were sold without recourse, with the exception of approximately $9,650 and $12,367 at September 30, 2017 and 2016, respectively, which were sold to the FHLB with limited recourse (see Note 15).

	Years Ended September 30,
	2017	2016

Mortgage servicing rights:
Balance at beginning of year	$1,012	$1,315
Additions	—	—
Disposals	—	—
Amortization	(222)	(303)
Balance at end of year	790	1,012

Valuation allowances:
Balance at beginning of year	212	105
Additions	—	107
Reductions	(127)	—
Write-downs	—	—
Balance at end of year	85	212

Mortgage servicing rights, net	$705	$800

The fair value of mortgage servicing rights was $705 and $800 as of September 30, 2017 and 2016, respectively. The fair value of servicing rights was determined using the following assumptions as of:

	September 30,	September 30,
	2017	2016

Discount rates	10.5 to 11.0%	10.5 to 11.0%
Prepayment speed range	13.7 to 43.1	15.6 to 38.9
Weighted average default rate	0.83%	0.61%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 7.	Office Properties and Equipment
The components of office properties and equipment as of the 2017 and 2016 fiscal year end were as follows:

	September 30,	September 30,
	2017	2016
Land and land improvements	$5,086	$4,979
Office buildings and improvements	14,628	17,103
Furniture and equipment	4,982	4,447
Leasehold improvements	287	191
	24,983	26,720
Less accumulated depreciation and amortization	(10,852)	(11,310)

	$14,131	$15,410

Depreciation and amortization expense of approximately $915 and $766 on office properties and equipment is included in furniture and equipment and occupancy expenses for the years ended September 30, 2017 and 2016, respectively.

During the fiscal year ended September 30, 2017, the Bank paid $595 for construction services to a general contractor owned by a director of the Company and Bank.
During 2016, the Company designated one property as office properties and equipment that had previously been reported as real estate held for investment. During 2017, this one property was designated as real estate held for sale and transferred at fair value.

The Company leases, to various tenants, space in certain of its office properties under noncancelable operating leases. Gross rental income was $418 and $209 for the years ended September 30, 2017 and 2016, respectively. Minimum future rental income (excluding income related to the property that was transferred to real estate held for sale) under the terms of noncancelable leases is as follows:

Years Ending September 30,
2018	$157
2019	125
2020	64
2021	60
2022	36
Thereafter	91

$533

The Company is obligated under noncancelable operating leases for land, facilities and equipment, certain of which provide for increased rentals based upon increases in cost of living adjustments and other operating costs. This includes a noncancelable operating lease for land in relation to an office property with an original lease term of 50 years. This lease pertains to the property transferred to real estate held for sale and is expected to be assumed by the buyer of that property. Total rent expense was approximately $337 and $125 for the years ended September 30, 2017 and 2016, respectively.

The approximate minimum annual rentals and commitments under noncancelable agreements and leases with remaining terms in excess of one year (excluding the rentals related to the property that was transferred to real estate held for sale) are as follows:

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Years Ending September 30,
2018	$257
2019	263
2020	156
2021	84

$760

Note 8. Real Estate Held for Sale

During the year ended September 30, 2017, the Company designated one office property as held for sale. The property was transferred from office properties and equipment at its fair value (as determined by an accepted offer to purchase). A valuation allowance of $702 was established at the time of transfer and reported as valuation loss on real estate held for sale in the accompanying statement of operations for the year ended September 30, 2017.

Note 9. Deposits

The following table presents the composition of deposits as of:

	September 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Negotiable order for withdrawal accounts:
Non-interest bearing	$127,483	18.86%	$111,841	18.89%
Interest bearing	134,657	19.93%	135,866	22.95%
	262,140	38.79%	247,707	41.84%

Passbook and Statement Savings	138,231	20.46%	133,155	22.50%
Variable Rate Money Market Accounts	90,837	13.44%	64,593	10.91%
Certificates of Deposit	184,589	27.31%	146,522	24.75%
	$675,797	100.00%	$591,977	100.00%

Certificate accounts equal to or greater than one hundred thousand dollars totaled $118,200 and $89,588 as of September 30, 2017 and 2016, respectively. Of these amounts, $44,476 and $26,154 are equal to or greater than two hundred fifty thousand dollars as of September 30, 2017 and 2016, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

A summary of certificate accounts by scheduled maturity as of September 30, 2017 is as follows:

September 30,
2017
2018	$102,922
2019	36,193
2020	27,869
2021	7,125
2022	10,480

$184,589

Certain of the Bank’s directors and executive officers are deposit customers of the Bank. As of September 30, 2017 and 2016, deposits of approximately $2.7 million and $3.5 million, respectively, were held by such parties.

Note 10. Borrowings

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

Advances are generally secured by a security agreement pledging a portion of the Bank’s residential real estate loans. Pledged real estate mortgages and home equity lines of credit had a carrying value of $285,939 and $273,826 as of September 30, 2017, and September 30, 2016, respectively.

The Company had FHLB long-term advances with remaining contractual maturities greater than one year of $20,000 at each of September 30, 2017 and September 30, 2016. These advances are fixed rate/floating spread advances. This type of advance pays interest at a fixed rate adjusted quarterly by a spread which equals the difference between the FHLB three month advance index and three month LIBOR.

On January 19, 2017, the Company entered into a $4,000 unsecured line of credit with a correspondent bank. Interest is payable at a rate of one month LIBOR + 2.40%. As of September 30, 2017, there was no outstanding balance on the line of credit. The line matures on December 31, 2017.

Outstanding borrowings were as follows as of September 30, 2017 and 2016:

	September 30,
	2017		2016
	Amount	Weighted Average Cost	Amount	Weighted Average Cost
Overnight advances from FHLB	$4,000	1.18%	$—	—%
Long-term advances from FHLB	20,000	1.27	20,000	1.02
Line of credit	—	—	—	—

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

A summary of Federal Home Loan Bank long-term advances by scheduled maturity as of September 30, 2017 is as follows:

September 30,
2017

2018	$—
2019	4,000
2020	3,000
2021	3,000
2022	4,000
Thereafter	6,000

$20,000

Note 11. Regulatory Capital

The federal banking agencies have recently adopted regulations that substantially amend the capital regulations currently applicable to us. These regulations implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital requirements adopted by the OCC. These new requirements create a new required ratio for common equity Tier 1 ("CET1") capital, increase the leverage and Tier 1 capital ratios, change the risk weight of certain assets for purposes of the risk-based capital ratios, create an additional capital conservation buffer over the required capital ratios and change what qualifies as capital for purposes of meeting these various capital requirements. Beginning in 2016, failure to maintain the required capital conservation buffer will limit the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small savings and loan holding companies with assets under $1 billion.

Under the new capital regulations, the minimum capital ratios are: (1) CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets: (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. CET1 generally consists of common stock and retained earnings, subject to applicable regulatory adjustments and deductions.

There are a number of changes in what constitutes regulatory capital, some of which are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not use any of these instruments. Under the new requirements for total capital, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of CET1 will be deducted from capital. The Bank has elected to permanently opt-out of the inclusion of accumulated other comprehensive income in our capital calculations, as permitted by the regulations. This opt-out will reduce the impact of market volatility on our regulatory capital levels.

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

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement will be

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The OCC's prompt corrective action standards also changed effective January 1, 2015. Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 ratio of 6.5% (new), a Tier 1 ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a leverage ratio of 5.0% (unchanged). The Bank meets all these new requirements, including the full capital conservation buffer.

The Bank’s actual capital amounts and ratios and those required by the above regulatory standards are presented in the following tables. For September 30, 2017 and 2016, we have included the respective 0.625% increases for the capital conservation buffer in our minimum capital adequacy ratios in the table below:

At September 30, 2017
	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 capital (to risk-weighted assets)
Westbury Bank	$75,293	11.76%	$28,812	4.50%	$36,816	5.750%	$41,618	6.50%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	75,293	11.76%	38,417	6.00%	46,420	7.250%	51,222	8.00%
Total capital (to risk-weighted assets)
Westbury Bank	81,053	12.66%	51,222	8.00%	59,226	9.250%	64,028	10.00%
Leverage (to adjusted total assets)
Westbury Bank	75,293	9.58%	31,447	4.00%	N/A	N/A	39,308	5.00%

At September 30, 2016
	Actual		For Capital Adequacy Purposes		For Capital Adequacy Purposes with Capital Buffer		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

CET1 capital (to risk-weighted assets)
Westbury Bank	$71,383	12.61%	$25,472	4.50%	$29,010	5.125%	$36,793	6.50%
Tier 1 capital (to risk-weighted assets)
Westbury Bank	71,383	12.61%	33,963	6.00%	37,500	6.625%	45,283	8.00%
Total capital (to risk-weighted assets)
Westbury Bank	76,627	13.54%	45,283	8.00%	48,821	8.625%	56,604	10.00%
Leverage (to adjusted total assets)
Westbury Bank	71,383	10.23%	27,911	4.00%	N/A	N/A	34,889	5.00%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The following table reconciles the Bank’s stockholders’ equity to regulatory capital as of September 30, 2017 and September 30, 2016:

	September 30, 2017	September 30, 2016

Stockholder's equity of the Bank	$75,252	$73,332
Less:	—	—
Unrealized gain (loss) on securities	567	(561)
Disallowed deferred tax assets	(526)	(1,388)
Tier 1, CET1 and leverage capital	75,293	71,383
Plus: Allowable general valuation allowances	5,760	5,244
Total capital	$81,053	$76,627

Note 12. Employee Benefit Plans

The Bank maintains a contributory, defined-contribution profit-sharing plan (the "Plan") for all employees meeting certain minimum age and service requirements. The Plan qualifies under Section 401(k) of the Internal Revenue Code. Participants may elect to defer a portion of their compensation (between 2 percent and 10 percent) and contribute this amount to the Plan. The Bank makes a matching contribution based on the amount contributed by a participant. In addition, a discretionary contribution may be made each year as determined annually by the Board of Directors. This discretionary Bank contribution is allocated to each participant based on his or her compensation. The aggregate benefit payable to any employee is dependent upon his or her rate of contribution, the earnings of the Plan assets, and the length of time such employee has been a participant in the Plan. The expense related to this Plan was $236 and $199 for the years ended September 30, 2017 and 2016, respectively.

The Bank maintains a leveraged employee stock ownership plan ("ESOP") that covers all employees meeting certain minimum age and service requirements. The ESOP was established in conjunction with the Company's stock offering completed in April 2013 and operates on a plan year ending December 31. The ESOP initially borrowed $4.1 million and used those funds to acquire 411,403 shares, or 8.0% of the total number of shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share. The Bank makes annual contributions to the ESOP equal to the ESOP's debt service. The ESOP shares were pledged as collateral for its debt. Additional principal payments, which serve to pay down the debt and accelerate the release of ESOP shares, may be made by the Bank at the discretion of its Board of Directors. As the debt is repaid, shares are released from collateral and allocated to active participants, based on the proportion of debt service paid in the year. The Company accounts for its ESOP in accordance with ASC 718-40. Accordingly, because the debt is intercompany, it is eliminated in consolidation for presentation in these financial statements. The shares pledged as collateral are reported as unearned ESOP shares in the balance sheet. Total ESOP shares may be reduced as a result of employees leaving the Company as shares that have previously been released to those exiting employees may be removed from the ESOP and transferred to that employee. As shares are committed to be released from collateral, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for EPS computations. During each of 2017 and 2016, 41,140 and 35,997 shares were committed to be released, respectively, 10,285 and 5,142 of which were released and available for allocation at December 31, 2016 and 2015, respectively, concurrent with the payment of the annual debt service on the ESOP loan. Total ESOP compensation expense of $839 and $685 was incurred for the years ended September 30, 2017 and 2016, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The ESOP shares as of September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016

Shares allocated to active participants	92,133	52,773
Shares committed to be released	30,855	30,855
Unallocated shares	277,698	318,838
Total ESOP shares	400,686	402,466
Fair value of unallocated shares	$5,507	$6,227

Note 13. Compensation Equity Plans

ASC Topic 718 requires that the grant date fair value of equity awards to employees be recognized as compensation expense over the period during which an employee is required to provide service in exchange for such award.

The following table summarizes the impact of the Company's share-based payment plans in the financial statements for the periods shown:

	Years Ended September 30,
	2017	2016

Total cost of stock grant plan during the year	$545	$595
Total cost of stock option plan during the year	274	244
Total cost of share-based payment plans during the year	$819	$839

Amount of related income tax benefit recognized in income	$321	$329

The Company adopted the Westbury Bancorp Inc 2014 Equity Incentive Plan (the "Incentive Plan") in 2014. In June 2014, the Company's stockholders approved the Incentive Plan which authorized the issuance of up to 203,665 restricted stock awards and up to 509,162 stock options. At the Company's annual meeting of stockholders, held on February 15, 2017, the stockholders of the Company approved an amendment to the Plan authorizing 20,000 additional restricted stock awards and an additional 200,000 stock options available for issuance as awards under the Plan. As of September 30, 2017 there were 40,367 restricted stock awards and 199,123 options available for future grants.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

The following table summarizes stock options activity for the year ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding as of September 30, 2016	474,132	$16.46
Granted	76,250	19.89
Exercised	51,468	15.25
Expired or canceled	450	17.40
Forfeited	50,086	15.79
Options outstanding as of September 30, 2017	448,378	$17.26	7.80	$1,208
Options exercisable as of September 30, 2017	175,332	$16.06	7.12	$682

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

The following assumptions were used for options granted during the years ended September 30, 2017 and 2016:

	For the Years Ended September 30,
	2017	2016
Risk-free interest rate	2.02%	1.28%
Expected volatility	16.68%	11.08%
Expected dividend yield	—%	—%
Expected life of options (years)	7.5	7.5
Weighted average fair value per option of options granted during the year	$4.91	$3.30

The total intrinsic value of options exercised during the years ended September 30, 2017 and 2016 was $263 and $35, respectively.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

The following is a summary of changes in restricted shares for the year ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Shares Outstanding at September 30, 2016	114,882	$15.20
Granted	11,500	20.93
Vested	36,856	15.20
Forfeited	23,108	15.34
Shares Outstanding at September 30, 2017	66,418	$16.14

The total intrinsic value of restricted shares that vested during the years ended September 30, 2017 and 2016 was $735 and $785, respectively.

As of September 30, 2017, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Incentive Plan. At September 30, 2017, the weighted-average period over which the unrecognized compensation expense is expected to be recognized was approximately 2.92 years.

Note 14. Deferred Compensation

Certain key employees of Westbury Bank have entered into non-qualified salary continuation plans with the Bank. These plans provide for payments of specific amounts over 10 to 20 year periods subsequent to each participant’s retirement. The related deferred compensation liabilities of the Company are being accrued ratably to the respective normal retirement dates of each participant. As of September 30, 2017 and 2016, approximately $1,875 and $1,912 are accrued related to these plans. The expense for compensation under these plans was approximately $36 and $(21) for the years ended September 30, 2017 and 2016, respectively.

Although not part of the plans, the Company has purchased life insurance on the lives of certain employees electing to participate in the plans, which could provide funding for the payment of benefits under the plans. At September 30, 2017 and 2016, the cash surrender value of such life insurance policies totaled $14,663 and $14,233, respectively.

The Company currently defers its directors’ fees at the discretion of the individual director, with payments made at the request of each Director. The balances of deferred directors’ fees were $243 and $546 at September 30, 2017 and 2016, respectively.

Note 15. Guarantees

The Bank has executed commitments under the Mortgage Partnership Finance (MPF) program with the FHLB to guarantee the payment of any realized losses that exceed the FHLB’s first loss account for mortgages delivered under the commitments. The Bank receives credit enhancement fees from the FHLB for providing this guarantee and continuing to manage the credit risk of the MPF program mortgage loans. The liability representing the present value of the credit enhancement fees less any expected losses in the mortgages delivered under the commitments was not material as of September 30, 2017. The maximum potential amount of future payments that the Bank could be required to make under the limited recourse guarantee was approximately $643 and $687 at September 30, 2017 and 2016, respectively. Under the commitments, the Bank agrees to service the loans and, therefore, is responsible for any necessary foreclosure proceedings. Any future recoveries on any losses would not be paid by the FHLB under the commitments. Historically, the Bank has not incurred a loss on loans sold to the FHLB with these recourse provisions and management has determined there are no probable losses related to these loans at September 30, 2017, or 2016.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 16. Income Taxes

The following table presents the provision for income taxes as of:

	Years Ended September 30,
	2017	2016

Current (benefit) expense	$147	$(1)
Deferred expense	1,517	1,987

	$1,664	$1,986

A reconciliation of expected income tax expense to the income tax expense included in the consolidated statements of operations is as follows:

	Year Ended September 30,
	2017		2016
		% of Pretax		% of Pretax
	Amount	Income	Amount	Income

Computed "expected" tax expense	$1,534	34.00%	$1,855	34.00%
Net increase in cash surrender of life insurance	(146)	(3.24)%	(146)	(2.68)%
Tax-exempt interest, net	(211)	(4.68)%	(67)	(1.23)%
Increase from state income tax expense, net	376	8.34%	400	7.32%
Equity incentive plans	46	1.02%	45	0.82%
Other, net	65	1.44%	(101)	(1.85)%

	$1,664	36.88%	$1,986	36.38%

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The net deferred tax asset includes the following amounts of deferred tax assets and liabilities as of:

	September 30,
	2017	2016

Deferred tax assets:
Allowance for loan losses	$2,259	$2,056
Non-qualified option expense	126	90
Restricted stock expense	61	57
Deferred compensation	735	750
Deferred directors fees	95	214
Loss carryforward	1,896	3,668
Non accrual interest	1	2
Charitable contribution	141	130
Unrealized loss on securities available-for-sale	366	—
Other	332	263

Total deferred tax assets	6,012	7,230

Deferred tax liabilities:
Prepaid expenses	(228)	(217)
Mortgage servicing rights	(276)	(314)
Office properties and equipment basis difference	(755)	(768)
Federal Home Loan Bank stock basis difference	(117)	(144)
Unrealized gain on securities available-for-sale	—	(362)

Total deferred tax liabilities	(1,376)	(1,805)

Valuation allowance	—	—

Net deferred tax asset	$4,636	$5,425

The Company has State of Wisconsin net operating loss carryforwards of approximately $7,933 and $14,197 at September 30, 2017 and 2016, respectively, which can be used to offset its future state taxable income. The carryforwards start to expire in 2024.

The Company has Federal net operating loss carryforwards of approximately $1,765 and $6,854 at September 30, 2017 and 2016, respectively, which can be used to offset its future federal taxable income. These Federal carryforwards start to expire in 2030.

The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2017, the Company had $959 of minimum tax credit carryforwards which do not expire.
In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management performed an evaluation of the Company's deferred tax assets as of September 30, 2017 and 2016. In making the determination whether a deferred tax asset is more likely than not to be realized, we seek to evaluate all available positive and negative evidence. Negative evidence considered included our pre-tax losses and relatively high level of net loan charge-offs, loan loss provisions and foreclosed real estate losses from 2009 through 2014. Positive evidence reviewed included our historical earnings performance prior to the recession and during the three most recent years, our use of net operating loss

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

carryforwards to reduce our current tax obligation, our projected earnings forecast, significantly reduced levels of non-performing assets, loan loss provisions and net charge-offs in 2016 and 2017 and the reduction of credit risk in our loan portfolio. Based on our analysis at September 30, 2017 and September 30, 2016, we concluded that there is more positive evidence than negative regarding the utilization of our deferred tax asset and that the recorded deferred tax asset, with no valuation reserve required at September 30, 2017 and 2016, is realizable.

Under the Internal Revenue Code and Wisconsin Statutes, the Bank was permitted to deduct, for tax years beginning before 1997, an annual addition to a reserve for bad debts. The amount differed from the provision for loan losses recorded for financial accounting purposes. Under prior law, bad debt deductions for income tax purposes were included in taxable income of later years only if the bad debt reserves were used for purposes other than to absorb bad debt losses. Because the Company did not intend to use the reserve for purposes other than to absorb losses, no deferred income taxes were provided. Retained earnings as of September 30, 2017 and 2016, include approximately $3,227 for which no deferred federal or state income taxes were provided. If in the future the Company no longer qualifies as a bank for tax purposes, an income tax expense of $1,266 would be incurred.

The Company files income tax returns in the U.S. federal jurisdiction and the state of Wisconsin. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2013 and state tax examinations by tax authorities for years before 2012.

Note 17. Commitments and Contingencies

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

The following off-balance sheet instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2017	September 30, 2016
Commitments to extend mortgage credit:
Fixed rate	$3,729	$2,013
Adjustable rate	3,678	1,442

Unused commercial loan lines of credit	93,091	68,752
Unused home equity line of credit	28,129	27,315
Standby letters of credit	1,991	1,076
Commitment to sell loans	827	1,881

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements, and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds collateral supporting those commitments if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. At September 30, 2017 and 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements.

Note 18. Derivative Activities

The Company has on deposit certain certificates of deposit with embedded derivatives where the related interest earned by the account holder is calculated based on changes in the S&P 500. The Company enters into interest rate swaps and options to offset the variability in interest expense related to these certificates of deposits. At September 30, 2017 and 2016, the Company had approximately zero and $315, respectively, in notional amount of swaps where the Company pays a fixed or LIBOR-based interest rate and receives a variable rate based on the S&P 500. The fair values of the embedded derivatives, swaps and options are reported in the accompanying consolidated balance sheets, and the changes in fair value of the embedded derivatives, swaps and options are reported as gains or losses in the accompanying consolidated statements of operations. The fair value of the derivative liability was zero and $98 as of September 30, 2017 and 2016, respectively, and the related derivative asset was zero and $98 as of September 30, 2017 and 2016, respectively. The change in fair value was not significant as of September 30, 2017 and 2016.

Commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are defined as derivatives. The fair value related to these commitments was not material as of September 30, 2017 and 2016.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Assets and liabilities recorded at fair value on a recurring basis: The following table summarizes assets measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value as of:

		Fair Value Measurements
September 30, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	55,801	—	55,801	—
U.S. Government agency collateralized mortgage obligations	6,373	—	6,373	—
U.S. Government agency commercial mortgage-backed securities	17,720	—	17,720	—
Municipal securities-tax exempt	30,590	—	30,590	—
Municipal securities-taxable	11,837	—	11,837	—
Corporate securities	255	—	255	—
Total securities available-for-sale	$122,601	$—	$122,601	$—

Derivatives	$—	$—	$—	$—
Liabilities
Derivatives	$—	$—	$—	$—

		Fair Value Measurements
September 30, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets
Securities available-for-sale
U.S. Government and agency securities	$25	$—	$25	$—
U.S. Government agency residential mortgage-backed securities	40,750	—	40,750	—
U.S. Government agency collateralized mortgage obligations	2,680	—	2,680	—
U.S. Government agency commercial mortgage-backed securities	11,526	—	11,526	—
Municipal securities-tax exempt	25,682	—	25,682	—
Municipal securities-taxable	13,109	—	13,109	—
Corporate securities	—	—	—	—
Total securities available-for-sale	$93,772	$—	$93,772	$—

Derivatives	$98	$—	$98	$—
Liabilities
Derivatives	$98	$—	$98	$—

The Company did not have any transfers between Level 1, Level 2, and Level 3 of the fair value hierarchy during the years ended September 30, 2017 and 2016. The Company’s policy for determining transfers between levels occurs at the end of the reporting period when circumstances in the underlying valuation criteria change and result in a transfer between levels.

Assets recorded at fair value on a nonrecurring basis: The Company may be required, from time to time, to measure certain instruments at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.

Impaired loans: The Company does not record loans at fair value on a recurring basis. The specific reserves for collateral-dependent impaired loans are based on the fair value of the collateral less estimated costs to sell. The fair value of collateral is

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

determined based on appraisals. In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. When significant adjustments were based on unobservable inputs, the resulting fair value measurement has been categorized as a Level 3 measurement. Impaired loans with a carrying amount of $49 and $52 have a valuation allowance of $49 and $52 included in the allowance for loan losses as of September 30, 2017 and 2016, respectively.

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

Mortgage servicing rights: Mortgage servicing rights (MSRs) do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available. Accordingly, the Company estimates the fair value of MSRs using discounted cash flow models incorporating numerous assumptions from the perspective of market participants including servicing income, servicing costs, market discount rates, prepayment speeds, and default rates. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the valuation hierarchy. As of September 30, 2017, mortgage servicing rights with a carrying amount of $790 have a valuation allowance of $85 to reflect their fair value of $705. As of September 30, 2016, mortgage servicing rights with a carrying amount of $1,012 have a valuation allowance of $212 to reflect their fair value of $800.

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

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2017

Assets
Impaired loans	$—	$—	$—	$—
Foreclosed real estate	—	—	—	—
Mortgage servicing rights	705	—	—	705
Real estate held for sale	1,082	—	—	1,082

		Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

September 30, 2016

Assets
Impaired loans	$—	$—	$—	$—
Foreclosed real estate	99	—	—	99
Mortgage servicing rights	800	—	—	800
Real estate held for sale	—	—	—	—

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

Cash and cash equivalents: The carrying amounts of cash and cash equivalents reported in the accompanying consolidated balance sheets approximated those assets’ fair values.

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

Advances from the Federal Home Loan Bank: The fair values of long term FHLB advances are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of short term FHLB advances reported in the accompanying consolidated balance sheets approximated those liabilities’ fair values.

Advance payments by borrowers for property taxes and insurance: The carrying amounts of the advance payments by borrowers for property taxes and insurance approximate their fair values.

Mortgage banking derivatives: The fair value of commitments to originate mortgage loans held for sale is estimated by comparing the Company’s cost to acquire mortgages and the current price for similar mortgage loans, taking into account the terms of the commitments and the credit worthiness of the counterparties. The fair value of forward commitments to sell residential mortgage loans is the estimated amount that the Bank would receive or pay to terminate the forward delivery contract at the reporting date based on market prices for similar financial instruments. The fair value of these derivative financial instruments was not material at September 30, 2017 or 2016.

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

The estimated fair values and related carrying amounts of the Company’s financial instruments as of September 30, 2017 and 2016, are as follows:

	September 30, 2017
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$22,355	$22,355	$22,355	—	—
Securities available for sale	122,601	122,601	—	122,601	—
Securities held to maturity	2,125	2,181	—	2,181	—
Loans, net	601,988	601,346	—	—	601,346
Loans held for sale, net	827	827	—	827	—
Federal Home Loan Bank stock	1,330	1,330	—	—	1,330
Mortgage servicing rights	705	705	—	—	705
Accrued interest receivable	2,387	2,387	2,387	—	—

Financial liabilities:
Deposits	675,797	638,079	127,483	—	510,596
Short-term advances from Federal Home Loan Bank	4,000	4,000	—	4,000	—
Long-term advances from Federal Home Loan Bank	20,000	19,285	—	—	19,285
Advance payments by borrowers for property taxes and insurance	5,042	5,042	5,042	—	—
Accrued interest payable	8	8	8	—	—

	September 30, 2016
			Quoted Prices in
			Active Markets for	Significant Other	Significant Other
	Carrying	Estimated Fair	Identical Assets	Observable Inputs	Unobservable Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$29,613	$29,613	$29,613	—	—
Securities available for sale	93,772	93,772	—	93,772	—
Securities held to maturity	2,293	2,392	—	2,392	—
Loans, net	533,759	536,434	—	—	536,434
Loans held for sale, net	1,881	1,881	—	1,881	—
Federal Home Loan Bank stock	1,330	1,330	—	—	1,330
Mortgage servicing rights	800	800	—	—	800
Accrued interest receivable	2,173	2,173	2,173	—	—
Derivative asset	98	98	—	98	—

Financial liabilities:
Deposits	591,977	574,787	111,841	—	462,946
Short-term advances from Federal Home Loan Bank	—	—	—	—	—
Long-term advances from Federal Home Loan Bank	20,000	19,472	—	—	19,472
Advance payments by borrowers for property taxes and insurance	5,455	5,455	5,455	—	—
Accrued interest payable	5	5	5	—	—
Derivative liability	98	98	—	98	—

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands Except Per Share Data

Note 20. Earnings per Share

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

	Years Ended September 30,
	2017	2016

Net income	$2,847	$3,471
Basic potential common shares:
Weighted average shares outstanding	3,933,433	4,036,705
Weighted average unallocated Employee
Stock Ownership Plan shares	(300,262)	(340,272)
Basic weighted average shares outstanding	3,633,171	3,696,433

Dilutive effect of equity awards	99,709	33,645

Diluted weighted average shares outstanding	3,732,880	3,730,078

Basic earnings per share	$0.78	$0.94

Diluted earnings per share	$0.76	$0.93

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Note 21. Condensed Parent Company Financial Information

The condensed financial statements of Westbury Bancorp, Inc. (parent company only) as of, and for, the years ended September 30, 2017 and 2016, are presented below:

Balance Sheets

	September 30,
	2017	2016
Assets
Cash and interest bearing deposits	$431	$251
Investments	35	55
Loan to ESOP	2,888	3,620
Investment in subsidiary	76,952	75,872
Other assets	2,515	2,397
Total assets	$82,821	$82,195
Liabilities and Stockholders' Equity
Other liabilities	$36	$26
Stockholders' equity	82,785	82,169
Total liabilities and stockholders' equity	$82,821	$82,195

Statements of Operations

	Years Ended September 30,
	2017	2016
Interest and other income	$119	$131
Interest and other expense	599	499
Loss before income tax benefit and equity in undistributed net income of subsidiary	(480)	(368)
Income tax benefit	(119)	(77)
Loss before equity in undistributed net income of subsidiary	(361)	(291)
Equity in undistributed net income of subsidiary	3,208	3,762
Net income	$2,847	$3,471

Westbury Bancorp, Inc and Subsidiary
Notes to Consolidated Financial Statements
Dollars in Thousands

Statements of Cash Flows

	Years Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$2,847	$3,471
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of subsidiary	(3,208)	(3,762)
Net change in other liabilities	10	(131)
Net change in other assets	701	1,102
Net cash provided by operating activities	350	680

Cash Flows From Investing Activities
Sales and maturities of securities	20	60
Payments received on ESOP loan	732	158
Investment in bank subsidiary	(500)	—
Dividend received from bank subsidiary	1,500	2,300
Net cash provided by investing activities	1,752	2,518

Cash Flows From Financing Activities
Stock options exercised	784	155
Repurchase of common stock	(2,706)	(4,542)
Net cash used in financing activities	(1,922)	(4,387)
Net increase (decrease) in cash	180	(1,189)
Cash
Beginning of year	251	1,440
End of year	$431	$251